Form 10QSB
period 2005-06-30
A4S SECURITY, INC.
filed 2005-09-01
CIK 1216199

FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 001-32566

                               A4S SECURITY, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                      20-1978398
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                489 North Denver Avenue, Loveland, Colorado 80537
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (970) 461-0071
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of no par value common stock outstanding as of August 29, 2005, was 3,961,446.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

A4S SECURITY, INC.

                                      Index

                       PART 1 -- Financial Information
                                                                     Page

Item 1.  Condensed Unaudited Financial Statements

          Balance Sheet as of June 30, 2005                            3

          Statements of Operations For the Three and Six
                  Month Periods Ended June 30, 2005 and 2004           4

          Statements of Cash Flows For the Six
                  Months Ended June 30, 2005 and 2004                  5

          Notes to Condensed Unaudited Financial Statements            6

Item 2.   Management's Discussion and Analysis                        10

Item 3.   Controls and Procedures                                     13


                            PART II - Other Information

Item 6.   Exhibits                                                    14

          Signatures                                                  14

PART I -- FINANCIAL INFORMATION

                                A4S Security, Inc.
                                  Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash                                                                   $  679,274
     Accounts receivable, net                                                      400
     Inventories                                                               145,695
     Prepaid expenses                                                           28,200
                                                                            ----------
         Total current assets                                                  853,569
                                                                            ----------
Property and equipment, net                                                     90,232
                                                                            ----------
Other assets:
     Deferred offering costs (Note 1)                                          237,070
     Deferred financing costs                                                  209,751
     Intangible and other assets                                                20,985
                                                                            ----------
         Total other assets                                                    467,806
                                                                            ----------
Total assets                                                                $1,411,607
                                                                            ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                       $  245,835
     Accrued compensation                                                      100,815
     Other accrued expenses                                                     55,983
     Notes payable:
         Bridge loans payable (Note 2)                                         793,589
         Installment obligations                                                13,505
                                                                            ----------
         Total current liabilities                                           1,209,727

Convertible notes and accrued interest payable (Note 2)                      3,497,594
                                                                            ----------
         Total liabilities                                                   4,707,321
                                                                            ----------
Commitments and contingencies
Stockholders' deficit (Notes 1 and 2):
    Preferred stock, no par value, 5,000,000 shares authorized;
           no shares issued or outstanding                                          --
    Common stock, no par value, 30,000,000 shares authorized;
           147,389 shares issued and outstanding                             2,125,481
     Accumulated deficit                                                    (5,421,195)
                                                                            ----------
         Total stockholders' deficit                                        (3,295,714)
                                                                            ----------
Total liabilities and stockholders' deficit                                 $1,411,607
                                                                            ==========



       See Accompanying Notes to Unaudited Condensed Financial Statements.

                                                A4S Security, Inc.
                                             Statements of Operations
                                        Periods Ended June 30, (Unaudited)

                                    Three Months Ended               Six Months Ended
                                    2005          2004               2005        2004
                                -----------    -----------    -------------    ------------
Net sales (Note 4)              $    46,860    $   117,278    $     120,595    $    121,851
Cost of sales                        34,564         77,723           87,323          87,327
                                -----------    -----------    -------------    ------------
    Gross profit                     12,296         39,555           33,272          34,524
                                -----------    -----------    -------------    ------------
Operating expenses:
   Selling, general and
          administrative            586,026        233,293          970,566         329,270
  Research and development           65,645         80,048          137,762         105,414
                                -----------    -----------    -------------    ------------
    Total operating expenses        651,671        313,341        1,108,328         434,684
                                -----------    -----------    -------------    ------------
    Operating loss                 (639,375)      (273,786)      (1,075,056)       (400,160)

Interest expense, net               217,139         75,278          335,917          113,148
Other (income) expense, net          (2,874)            (1)          (2,877)            234
                                -----------    -----------    -------------    ------------
     Net loss                   $  (853,640)   $  (349,063)   $  (1,408,096)   $   (513,542)
                                ===========    ===========    =============    ============

Basic and diluted net loss per
share                           $     (5.79)   $     (4.01)   $       (9.55)   $      (5.90)
                                ===========    ===========    =============    ============
Basic and diluted weighted
Average number of shares
outstanding                         147,389         87,057          147,389          87,057
                                ===========    ===========    =============    ============




       See Accompanying Notes to Unaudited Condensed Financial Statements.





                               A4S Security, Inc.
                            Statements of Cash Flows
                      Six Months Ended June 30, (Unaudited)
                                                                             2005           2004
                                                                        ------------   -----------
Cash flows from operating activities
     Net loss                                                           $(1,408,096)   $  (513,542)
     Adjustments to reconcile net loss to
         net cash used by operating activities:
              Amortization of interest on convertible debt allocation       211,343         49,232
              Depreciation and amortization                                  21,538         16,500
              Recovery of doubtful accounts receivable                       (5,000)            --
        (Increase) decrease in:
              Accounts receivable                                             8,351       (111,214)
              Inventories                                                   (63,768)        32,086
              Prepaid expenses                                              (28,200)            --
              Other assets                                                      799             --
         Increase (decrease) in:
              Accounts payable                                                1,679        (35,433)
              Accrued liabilities                                           182,903         73,284
                                                                        -----------    -----------
     Net cash used by operating activities                               (1,078,451)      (489,087)
                                                                        -----------    -----------
Cash flows from investing activities:
     Purchases of property and equipment                                    (51,930)        (6,705)
     Purchase of intangibles                                                     --         (5,135)
                                                                        -----------    -----------
     Net cash used by investing activities                                  (51,930)       (11,840)
                                                                        -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                              1,585,946        435,000
     Payment of deferred financing costs                                   (206,012)            --
     Payment of deferred offering costs                                    (237,070)            --
     Repayment of bridge loans                                             (105,000)            --
     Repayment of installment obligations                                    (3,955)        (4,854)
     Proceeds from issuance of common stock and warrants                    178,087         70,548
                                                                        -----------    -----------
     Net cash provided by financing activities                            1,211,996        500,694
                                                                        -----------    -----------
Net increase (decrease) in cash                                              81,615           (233)
                                                                        -----------    -----------
Cash at beginning of period                                                 597,659         41,238
                                                                        -----------    -----------
Cash at end of period                                                   $   679,274    $    41,005
                                                                        ===========    ===========
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                           $     1,600    $       900


       See Accompanying Notes to Unaudited Condensed Financial Statements.

                               A4S Security, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of A4S Security, Inc. (the "Company" or "A4S") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2005, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form SB-2, Amendment 2, filed with the SEC. The results of operations for the period ended June 30, 2005 are not necessarily an indication of operating results for the full year.

1.   Initial public offering

     During July 2005 the Company completed an initial public offering ("IPO") of securities. The offering, including the over-allotment option exercised by the underwriter, resulted in the sale of a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share, expiring in 2010. The offering generated net proceeds to the Company of approximately $6,942,000, after underwriting discounts and non-accountable expense allowance to the underwriters and offering expenses payable by the Company. Costs associated with the IPO of $237,000 were incurred through June 30, 2005 and were recorded as an asset that was netted with the offering proceeds, as a cost of the offering, when completed in July 2005. Concurrent with the IPO, the Company's convertible notes payable were converted to common stock (Note 2).

     The following unaudited condensed pro forma financial information presents the effect of the offering, including the election by the underwriter for the over-allotment option and the conversion of the notes payable to equity, on the accompanying balance sheet, had transactions occurred as of June 30, 2005 date of the balance sheet ($000's):

                                           Historical    Adjustments     Pro forma
                                           ----------    -----------     ---------
Current assets                             $      854    $     6,942     $    7,796

Total assets                               $    1,412    $     6,525     $    7,937

Current liabilities                        $    1,210    $        --     $    1,210

Long-term liabilities                      $    3,498    $    (3,498)    $       --

Stockholders' equity (deficit)             $   (3,296)   $    10,023     $    6,727

Total liabilities and stockholders'
(deficit) equity                           $    1,412    $     6,525     $    7,937

Adjustments:

Pro forma adjustments:

1. Sale of 1,380,000 units at $6.00 each                                $8,280
      Deduct underwriter discounts and commissions                        (993)
      Deduct offering costs of the Company                                (345)
                                                                         ------
                     Subtotal, pro forma increase on cash                $6,942
                                                                         ======

2. Conversion of convertible notes payable and accrued
       interest to common stock                                          $3,498
                                                                         ======
3. Equity transactions:
      Common stock issued in public offering, 1,380,000 shares           $6,942
      Common stock issued for debt conversions, approximately
         2,434,000 shares                                                 3,498
                                                                        -------
                                                                         $3,498
                                                                         ======

     As a result of the impact of the IPO combined with the conversion of the convertible notes payable and related accrued interest, the Company's outstanding common shares increased from 147,389 outstanding prior to these transactions to a total of 3,961,446 outstanding afterwards. This level of additional shares outstanding will have a significant impact on the computation of earnings (loss) per share in future periods.

2.   Convertible notes payable and bridge loans:

     Notes payable:

     The Company has completed a series of convertible debt offerings, under which a total of $3,269,331 plus accrued interest of $228,263 was outstanding as of June 30, 2005. The unsecured notes bear interest at 6% to 8%, and all convertible notes payable were due December 31, 2006. Substantially all of the 6% notes, totaling approximately $1.8 million were sold to related parties consisting of directors, officers and stockholders. Upon the successful completion of our IPO in July 2005 these notes and related accrued interest, by their terms, were automatically converted into a total of approximately 2,434,000 common shares. These debt agreements contained restrictive covenants, including restrictions on the Company's ability to declare dividends.

     The proceeds of the note offerings were allocated between the estimated value of the notes and any warrants based upon their respective estimated fair values and allocated to beneficial conversion features, based upon their respective estimated intrinsic values. In 2003, $181,000 of the convertible notes were allocated to the warrants and beneficial conversion features. In 2004, an additional $204,000 were allocated, and during the six months ended June 30, 2005, an additional $121,000 were allocated based upon the offerings. The amounts so allocated are being recorded as additional interest expense over the terms of the loans, giving rise to an effective interest rate on the loans of approximately 15%.

     Bridge loans:

     During November and December 2004, the Company borrowed a total of $105,000 from three stockholders under unsecured demand notes, bearing interest at 8%. The bridge loans were repaid in January 2005, including interest.

     In April 2005, we borrowed $825,000 under short-term notes with interest at 8% per annum, which were repaid in July 2005 upon the completion of our initial public offering. The notes included warrant rights, which based upon the initial public offering, gave rise to a total of 137,500 warrants being issued, exercisable at $9.00 per share and expiring in July 2010. The proceeds of the notes were allocated between the notes and the warrants based upon their estimated relative fair values, with $53,600 being allocated to the value of the warrants. This amount will be accreted back to the balance of the notes, over their lives as additional interest expense.

3.   Stockholders' deficit:

     Common stock transactions:

     During 2004, $3,265 was received from the sale of warrants. During 2004 the holders of warrants to acquire 60,332 shares of common stock at $.64 per share, exercised their warrants generating $38,853 in proceeds to the Company. During the six months ended June 30, 2005, $3,283 was received from the sale of warrants and an additional $174,600 was allocated to the value of warrants sold as part of the debt offerings in 2005.

     Stock options:

     In 2004, the Board of Directors of the Company adopted the 2004 Stock Incentive Plan, as amended, for the benefit of certain employees and consultants. The Company has reserved a total of 1,000,000 shares of its common stock for issuance pursuant to the exercise of options to be granted. The Plan is administered by the Board of Directors. The exercise prices of the options granted are determined by the Board and are established at the estimated fair value of the Company's common stock at the date of grant. The fair market value of the Company's common stock as determined by the Board was based upon contemporaneous transactions at or near the time stock options were granted. The Company's Board determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed 10 years. In October 2004 the Company granted options to purchase 353,261 shares of common stock, and in December 2004, an additional 27,174 options were granted, all at an exercise price of $3.50 per share. Of the 380,435 options granted in 2004, 353,261 vest 25% annually in arrears and 27,174 vest 33.3% annually in advance. At the date of grant, these options have a ten-year life except 119,565 options, which have a five year life. The weighted average fair value of options granted in 2004 was $3.50.

     During the six months ended June 30, 2005, options to purchase 220,748 shares of common stock were granted under the Company's 2004 Stock Incentive Plan to employees, officers and directors, including 54,348 options granted during that period to the Company's newly hired CEO. Options to purchase 212,596 common shares, subject to vesting provisions will be exercisable at $3.50 per share and expire in ten years. Options to purchase 8,152 common shares, subject to vesting provisions will be exercisable at $3.85 per share and expire in five years. Of the 220,748 options granted in 2005, 114,130 vest 25% annually in advance and 106,618 vest 33.3% annually in arrears.

     Subsequent to June 30, 2005 an additional 7,000 options were granted to a newly appointed director. The options are exercisable at $6.70 per share, vest immediately and expire in five years.

     Stock-based compensation:

     Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosures of net income (loss) as if the fair value based method of accounting for stock-based compensation, as prescribed by SFAS No. 123, had been applied. Options issued to non-employees for services are accounted for in accordance with SFAS No. 123.

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to its stock-based employee plans.


                                             Three months ended                  Six months ended
                                                   June 30,                           June 30,
                                             2005           2004               2005              2004
                                       -------------    -------------     --------------     ------------
Net loss, as reported                  $   (854,000)    $   (349,000)     $  (1,408,000)     $  (514,000)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for awards granted, modified
or settled                                  (82,000)         (15,000)          (215,000)         (30,000)
                                       ------------     ------------      -------------      -----------
Pro forma net loss                     $   (936,000)    $   (364,000)     $  (1,623,000)     $  (544,000)
                                       ============     ============      =============      ===========
Net loss per share:
Basic and diluted - as reported        $      (5.79)    $      (4.01)     $       (9.55)     $     (5.90)
                                       ============     ============      =============      ===========
Basic and diluted - pro forma          $      (6.35)    $      (4.18)     $      (11.01)     $     (6.25)
                                       ============     ============      =============      ===========

     The fair value of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions used: expected dividend yield, 0%; expected stock price volatility 51%; risk free interest rate 4.3% in 2005 and 2004 and 4.2% in 2003, expected life of options 9.5 years in 2005 and 2004 and 5 years in 2003.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods and the impact of previous issues that will vest subsequent to January 1, 2006, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

4.   Customer Concentration

     For the six-month periods ended June 30, 2005 and 2004, one customer accounted for 85% and 93%, respectively, of net sales. For the three-month periods ended June 30, 2005 and 2004, this customer accounted for 73% and 97%, respectively, of net sales.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     We market high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers and the completion of a second product, we began marketing products to mass transit customers. We have one principal customer, Kansas City Area Transit Authority ("KCATA"), which accounted for approximately 85% of our sales in the six months ended June 30, 2005. Our primary near term focus is the mass transit market, and we are currently engaged in active discussions with over 70 metropolitan transportation authorities. Our plan is to present our products to these potential customers. We also believe that the law enforcement market represents a significant long-term opportunity, and we plan to be active in this market by attending trade shows and monitoring and publicizing use of our products by the Loveland, Colorado Police Department and participating in panels and committees of the International Association of Chiefs of Police.

     During July 2005, subsequent to the date of these financial statements, A4S completed its initial public offering ("IPO") of securities, resulting in the sale of 1,380,000 units, each consisting of one common share and one warrant to purchase a common share, exercisable at $9.00 per share. The IPO raised approximately $8.3 million in gross proceeds for the Company. Under provisions contained in their terms, approximately $3.5 million in convertible notes and accrued interest were automatically converted into approximately 2,434,000 shares of common stock upon the completion of the IPO.


Results of Operations

     The Independent Registered Public Accounting Firm's report on the Company's financial statements as of December 31, 2004, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Comparison of the six month periods ended June 30, 2005 to 2004

     Net sales for the six months ended June 30, 2005 totaled $121,000, which is virtually the same level as our 2004 sales. Net sales for the 2005 and 2004 periods were comprised almost entirely from products sold into the mass transit market to KCATA, which was obtained as a customer during mid- 2004.

     Cost of sales for the six months ended June 30, 2005 totaled $87,000, which equaled the 2004 period.

     Selling, general and administrative expenses in the six months ended June 30, 2005, totaled $971,000, which is a $641,000 or 195% increase as compared to the 2004 period. The increase is primarily attributable to approximately a $325,000 increase in payroll costs from additions to sales, development and management personnel, a $110,000 increase in professional fees as the Company grew and also prepared for its IPO, and the balance represented additional costs associated primarily with sales and marketing costs.

     Research and development expenses in the six months ended June 30, 2005 totaled $138,000, which is a $32,000 or 31% increase as compared to the 2004 period. The increase is due to additional research and development personnel costs of approximately $40,000 in the six months ended June 30, 2005 as compared to the 2004 period and expanded development activities in 2005 following fund raising activities that closed in April 2005.

     Interest expense for the six months ended June 30, 2005, totaled $336,000, which is a $223,000 or 197% increase as compared to the 2004 period. The increase was directly attributable to higher debt levels to fund the operating losses and development activities and the amortization of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings.

     No income tax benefit was recorded on the loss for the six months ended June 30, 2005, as our management was unable to determine that it was more likely than not that such benefit would be realized.

Comparison of the three month periods ended June 30, 2005 to 2004

     Net sales for the three months ended June 30, 2005 totaled $47,000, which is a $69,000 or 59% decrease from net sales for the three months ended June 30, 2004. Net sales for the 2005 and 2004 periods were comprised almost entirely from products sold into the mass transit market to KCATA, which was obtained during mid- 2004.

     Cost of sales for the six months ended June 30, 2005 totaled $35,000, which is a $43,000 or 56% decrease as compared to the 2004 period. The change in cost of sales primarily resulted from the associated sales change.

     Selling, general and administrative expenses in the three months ended June 30, 2005, totaled $586,000, which is a $353,000 or 151% increase as compared to the 2004 period. The increase is primarily attributable to approximately a $160,000 increase in payroll costs from additions to sales, development and management personnel, a $74,000 increase in professional fees as the Company grew and also prepared for a public offering and the balance additional costs associated primarily with sales and marketing costs.

     Research and development expenses in the three months ended June 30, 2005 totaled $66,000, which is a $14,000 or 18% decrease as compared to the 2004 period. The decrease is due to a number of factors including the timing of research and development activities being incurred, which can vary quarter to quarter.

     Interest expense for the three months ended June 30, 2005, totaled $217,000, which is a $142,000 or 188% increase as compared to the 2004 period. The increase was directly attributable to higher debt levels to fund the operating losses and development activities and the amortization of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings.

     No income tax benefit was recorded on the loss for the three months ended June 30, 2005, as our management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

     We had a net loss of $1,408,000 for the six months ended June 30, 2005. We expect our expenses to be substantially higher in the six months ending December 31, 2005 than the first six months of 2005 as a result of the completion of our IPO in July 2005 and our increased staffing and product development and marketing efforts implemented to increase sales. We expect that our expenses will approximate $300,000 per month through the balance of 2005. We are currently engaged in active sales communications with over 70 metropolitan transit authorities. Because of our lack of backlog and the uncertainty regarding the authorities' purchasing decisions, we are not estimating expected revenues for 2005. It is likely that a loss will be incurred for the six months ending December 31, 2005.

     At June 30, 2005, we had a working capital deficit of $356,000. During July 2005, we completed an IPO of our securities. The offering, including the over-allotment option exercised by the underwriter, sold a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share expiring in 2010. The offering generated net proceeds to the Company of approximately $7,300,000, after underwriting discounts and non-accountable expense allowance to the underwriters but before offering expenses payable by the Company.

     Capital expenditures, primarily for development, testing equipment, office equipment and facility improvement costs for the balance of the fiscal year ending December 31, 2005 are anticipated to total approximately $100,000.

     We anticipate that spending for research and development for the fiscal year ending December 31, 2005, will increase appreciably from those incurred for the year ended December 31, 2004 and for the interim period ended June 30, 2005. The primary expenditures will be focused on product refinement and enhancements to respond to customer requests. However, we expect new applications will require additional development expenses.

     We have a line of credit arrangement for up to $395,000 with First Interstate Bank of Kalispell, Montana pursuant to which we have been able to draw against 100% of eligible purchase orders we receive from customers. The line of credit relationship is based upon an understanding with the bank, and advances are made and subject to, individual note agreements executed as purchase orders are submitted for funding. Advances under such note agreements, when made, are collateralized by inventories, receivables, equipment and intangibles of A4S. The interest rate on advances is established at the time of advance and notes in 2004 were generally at a rate of 11.5%. The notes have a maturity date of ninety days following the advance. During 2004, $205,000 was advanced and repaid under two purchase orders. During the six months ended and as of June 30, 2005, no amounts were outstanding under the arrangement. As the line of credit arrangement is not subject to a written agreement, the bank may withdraw at any time; however, the bank has not given any indication to us that they will not continue to provide the facility.

     During 2003 and 2004 we raised $1,020,000 and $1,556,000, respectively, through the sale of convertible notes payable. During the six months ended June 30, 2005 an additional $936,000 was raised from the sale of convertible notes payable. The notes bear interest at rates ranging from 6% to 8% and are due December 31, 2006. Proceeds from the convertible notes were allocated between the estimated fair value for the warrants and the beneficial conversion feature based upon the relative fair values of each component. In 2003 $181,000 of the convertible notes was allocated to these components and in 2004, an additional $204,000 was allocated based upon the 2004 offerings. During the six months ended June 30, 2005, an additional $121,000 was allocated to such components for convertible notes sold in that period. The amounts so allocated are being recorded as additional interest expense over the lives of the loans, giving rise to an effective interest rate on the loans of 15%. The proceeds from the notes were used for operating and development expenses. Upon the completion of our initial public offering in July 2005, under their terms, the notes and accrued interest were converted into approximately 2,434,000 common shares.

     During 2004 the holders of warrants to acquire 60,332 shares of common stock, exercised their warrants, generating $39,000 proceeds to us.

     During November and December 2004, Gregory Pusey, E. Jeffrey Peierls and Brian Peierls, shareholders of the Company, loaned an aggregate of $105,000 to us for working capital. The notes, including interest at 8.0%, were repaid in January 2005.

     In April 2005, we borrowed $825,000 under short-term notes with interest at 8% per annum, which was repaid in July 2005 upon the completion of our initial public offering. The notes included warrant rights, which based upon the initial public offering, gave rise to a total of 137,500 warrants exercisable at $9.00 per share and expire in July 2010.


Operating Activities

     Net cash consumed by operating activities was $1,078,000 during the six months ended June 30, 2005. Cash was consumed by the loss of $1,408,000, less non-cash expenses of $233,000 for depreciation, amortization and interest. Increases in inventories and prepaid expenses totaled $92,000 during the period following the increased level of funding with the 2005 fund raising activities. A net increase of $185,000 in accounts payable and accruals during the period provided cash.

     Net cash consumed by operating activities was $489,000 during the six months ended June 30, 2004. Cash was consumed by the loss of $514,000, offset by non-cash expenses of $66,000 in total depreciation, amortization and interest expenses. Cash was also consumed by a $111,000 increase in accounts receivable arising from increased sales in the 2004 period as compared to the preceding period. A net increase of $38,000 in accounts payable and accruals provided cash.

Investing Activities

     Net cash outflows from investing activities consumed $52,000 during the six months ended June 30, 2005. The outflow was primarily attributable to purchases of equipment. Net cash outflows from investing activities consumed $12,000 during the six months ended June 30, 2004 for purchases of equipment and payments for other assets.

Financing Activities

     Net cash inflows from financing activities generated $1,212,000 during the six months ended June 30, 2005. Notes payable were increased by $1,586,000 and we paid costs associated with debt issuances of $206,000 during the 2005 period. During this period $105,000 in bridge loans were repaid and we incurred $237,000 in deferred offering costs associated with our initial public offering that was completed in July 2005. We also received net proceeds from the sale of common stock purchase warrants totaling $178,000 during the 2005 period.

     Net cash inflows from financing activities generated $501,000 during the six months ended June 30, 2004, primarily from the sale of convertible notes payable.


     Recently issued accounting pronouncements:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods and the impact of previous issues that will vest subsequent to January 1, 2006, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" in the Company's Form SB-2, including amendments thereto, for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3.  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date"). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

                            PART II OTHER INFORMATION

Item 6.   Exhibits

     (a)  Exhibits

EXHIBIT   DESCRIPTION
-------   -------------------------------------------------------------------

31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.

31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.

32 Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.








                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        A4S Security, Inc.
                                                         (Registrant)

Dated: September 1, 2005                            By: /s/ Jeffrey G. McGonegal
                                                        ------------------------
                                                        Jeffrey G. McGonegal,
                                                        Chief Financial Officer