Form 10QSB
period 2005-09-30
A4S SECURITY, INC.
filed 2005-11-14
CIK 1216199

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-50019

A4S SECURITY, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-1978398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

489 North Denver Avenue, Loveland, Colorado 80537
(Address of principal executive offices) (Zip Code)

(970) 461-0071
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The number of shares of no par value common stock outstanding as of November 11, 2005, was 3,961,446.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

A4S SECURITY, INC.

Page

PART 1-- Financial Information

Item 1. Condensed Unaudited Finanical Statements

Balance Sheet as of September 30, 2005	3

Statements of Operations For the Three and Nine
Month Periods Ended September 30, 2005
and 2004	4

Statements of Cash Flows For the Nine
Month Periods Ended September 30, 2005 and 2004	5

Notes to Condensed Unaudited Financial Statements	6

Item 2. Management's Discussion and Analysis	10

Item 3. Controls and Procedures	15

PART II - Other Information

Item 6. Exhibits	15

Signatures	16

PART I — FINANCIAL INFORMATION

A4S Security, Inc.
Balance Sheet
September 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,911,574
Accounts receivable	1,048
Inventories	160,016
Prepaid expenses	72,431

Total current assets	6,145,069

Property and equipment, net	184,415

Intangible and other assets	34,813

Total assets	$6,364,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$290,633
Accrued compensation	29,428
Other accrued expenses	52,500
Installment obligations	11,153

Total current liabilities	383,714

Commitments and contingencies
Stockholders' equity (Notes 1, 2 and 3):
Preferred stock, no par value, 5,000,000 shares authorized;
no shares issued or outstanding	—
Common stock, no par value, 30,000,000 shares authorized;
3,961,446 shares issued and outstanding	13,262,241
Accumulated deficit	(7,281,658)

Total stockholders' equity	5,980,583

Total liabilities and stockholders' equity	$6,364,297

See Accompanying Notes to Unaudited Condensed Financial Statements.

A4S Security, Inc.
Statements of Operations
Periods Ended September 30, (Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net sales (returns)(Note 4)	$(12,500)	$3,150	$108,095	$125,001
Cost of sales (returns)	(6,875)	257	80,448	87,584

Gross profit (loss)	(5,625)	2,893	27,647	37,417

Operating expenses:
Selling, general and
administrative	775,866	254,580	1,746,432	583,850
Research and development	197,387	65,272	335,149	170,686

Total operating expenses	973,253	319,852	2,081,581	754,536

Operating loss	(978,878)	(316,959)	(2,053,934)	(717,119)

Interest expense, net	119,965	90,311	455,882	203,459
Interest expense, non-cash -
contingent beneficial conversion feature (Note 1)	758,907	—	758,907	—
Other (income) expense, net	2,713	—	(164)	234

Net loss	$(1,860,463)	$(407,270)	$(3,268,559)	$(920,812)

Basic and diluted net loss per
share	$(.54)	$(4.42)	$(2.60)	$(10.37)

Basic and diluted weighted
average number of common shares
outstanding	3,434,612	92,129	1,255,171	88,760

See Accompanying Notes to Unaudited Condensed Financial Statements.

A4S Security, Inc.
Statements of Cash Flows
Nine Months Ended September 30, (Unaudited)

	2005	2004
Cash flows from operating activities
Net loss	$(3,268,559)	$(920,812)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization of interest on convertible debt allocation	1,057,165	199,363
Depreciation and amortization	36,731	31,600
Recovery of doubtful accounts receivable	(5,000)	—
(Increase) decrease in:
Accounts receivable	7,703	(634)
Inventories	(78,089)	(68,658)
Prepaid expenses	(72,431)	—
Other assets	(2,896)	—
Increase (decrease) in:
Accounts payable	46,477	(8,752)
Accrued liabilities	884	12,387

Net cash used by operating activities	(2,278,015)	(755,506)

Cash flows from investing activities:
Purchases of property and equipment	(161,306)	(10,215)
Purchase of intangibles	(10,133)	(5,135)

Net cash used by investing activities	(171,439)	(15,350)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,760,750	660,435
Net proceeds from line of credit	—	96,334
Payment of deferred financing costs	(206,012)	—
Repayment of bridge loans	(930,000)	—
Repayment of installment obligations	(6,307)	(7,281)
Proceeds from issuance of common stock and warrants	7,144,938	119,659

Net cash provided by financing activities	7,763,369	869,147

Net increase in cash	5,313,915	98,291

Cash at beginning of period	597,659	41,238

Cash at end of period	$5,911,574	$139,529

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,600	$900
Schedule of non-cash investing and financing transactions:
Conversion of debt into shares of common stock	$3,343,674	$—

See Accompanying Notes to Unaudited Condensed Financial Statements.

A4S Security, Inc.
Notes to Condensed Financial Statements
(Unaudited)

        INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of A4S Security, Inc. (the "Company" or "A4S") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2005, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form SB-2, Amendment 2, filed with the SEC on June 22, 2005. The results of operations for the period ended September 30, 2005 are not necessarily an indication of operating results for the full year.

1.	Initial public offering:

In July 2005 the Company completed an initial public offering (“IPO”) of securities. The offering, including the over-allotment option exercised by the underwriter, resulted in the sale of a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share, expiring in 2010. The offering generated net proceeds to the Company of approximately $6,967,000, after underwriting discounts and non-accountable expense allowance to the underwriters and offering expenses payable by the Company. Concurrent with the IPO, the Company’s convertible notes payable and related accrued interest were converted into shares of common stock (Note 2).

The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has issued EITF 98-5 discussing among other topics, accounting for Convertible Securities with Beneficial Conversion Features (“BCF”). The EITF requires that convertible instruments issued with a conversion option that is in-the-money at the date of such offering generally be accounted for with a portion of the offering proceeds allocated to equity for the BCF and such amount be accreted back to the face amount of the debt as additional interest expense. Such difference between the prior conversion amount and the IPO value is a contingent BCF and therefore not recognized until the IPO is completed. In July 2005, the Company recorded a contingent BCF as non-cash interest expense upon the completion of the IPO. This non-cash charge amount was computed to be $758,907 and is included in the three months ended September 30, 2005. A corresponding credit has been recorded as additional paid-in capital, so the charge has no effect on total stockholders’ equity. No further entries will be required for this contingent BCF item in future periods.

As a result of the impact of the IPO combined with the conversion of the convertible notes payable and related accrued interest, the Company’s outstanding common shares increased from 147,389 outstanding prior to these transactions to a total of 3,961,446 outstanding afterwards. This increased number of additional shares outstanding will have a significant impact on the computation of earnings (loss) per share in future periods.

2.	Convertible notes payable and bridge loans:

Notes payable:

The Company completed a series of convertible debt offerings, under which a total of $3,512,233 plus accrued interest of $241,588 was outstanding as of July 18, 2005, just prior to the completion of the IPO. The unsecured notes bore interest at 6% to 8%, and all convertible notes payable were due December 31, 2006. Substantially all of the 6% notes, totaling approximately $1.8 million were sold to related parties consisting of directors, officers and stockholders.

Upon the successful completion of our IPO in July 2005 these notes and related accrued interest, by their terms, were automatically converted into a total of approximately 2,434,000 common shares. These debt agreements contained restrictive covenants, including restrictions on the Company’s ability to declare dividends.

The proceeds of the note offerings were allocated between the estimated value of the notes and any warrants based upon their relative estimated fair values and allocated to beneficial conversion features, based upon their relative estimated intrinsic values. In 2003, $181,000 of the convertible notes were allocated to the warrants and beneficial conversion features. In 2004, an additional $204,000 was allocated, and during the nine months ended September 30, 2005, an additional $121,000 was allocated based upon the offerings. The amounts so allocated were being recorded as additional interest expense over the terms of the loans, giving rise to an effective interest rate on the loans of approximately 15%. Such amounts were expensed upon the conversion of the notes with $67,328 recorded as additional interest expense during the three months ended September 30, 2005.

Bridge loans:

During November and December 2004, the Company borrowed a total of $105,000 from three stockholders under unsecured demand notes, bearing interest at 8%. The bridge loans were repaid in January 2005, including interest.

In April 2005, the Company borrowed $825,000 under short-term notes with interest at 8% per annum, which were repaid in July 2005 upon the completion of our IPO. The notes included warrant rights, which based upon the IPO, gave rise to a total of 137,500 warrants being issued, exercisable at $6.00 per share and expiring in July 2010. The proceeds of the notes were allocated between the notes and the warrants based upon their estimated relative fair values, with $53,600 being allocated to the value of the warrants. This amount was being accreted back to the balance of the notes, over their terms as additional interest expense.

As discussed in Note 1, a non-cash interest expense charge of $758,907 related to the contingent BCF was recorded during the three months ended September 30, 2005.

3.	Stockholders’ equity:

Common stock transactions:

During the nine months ended September 30, 2004, $505 was received from the sale of warrants, and an additional $107,042 was allocated to the value of warrants sold as part of the debt offerings in 2004. During 2004 the holders of warrants to acquire 18,807 shares of common stock at $.64 per share, exercised their warrants generating $12,616 in proceeds to the Company. During the nine months ended September 30, 2005, $3,283 was received from the sale of warrants and an additional $174,600 was allocated to the value of warrants sold as part of the debt offerings in 2005.

Stock options:

In 2004, the Board of Directors of the Company adopted the 2004 Stock Incentive Plan, as amended, for the benefit of certain employees and consultants. The Company has reserved a total of 1,000,000 shares of its common stock for issuance pursuant to the exercise of options to be granted. The Plan is administered by the Board of Directors. The exercise prices of the options granted are determined by the Board and are established at the estimated fair value of the Company’s common stock at the date of grant. The fair market value of the Company’s common stock as determined by the Board prior to the IPO was based upon contemporaneous transactions at or near the time stock options were granted. The Company’s Board determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed 10 years. In October 2004 the Company granted options to purchase 353,261 shares of common stock, and in December 2004, an additional 27,174 options were granted, all at an exercise price of $3.50 per share. Of the 380,435 options granted in 2004, 353,261 vest 25% annually in arrears and 27,174 vest 33.3% annually in advance. At the date of grant, these options have a ten-year life except 119,565 options, which have a five year life. The weighted average fair value of options granted in 2004 was $3.50.

During the nine months ended September 30, 2005, options to purchase 254,748 shares of common stock were granted under the Company's 2004 Stock Incentive Plan to employees, officers and directors, including 54,348 options granted during that period to the Company's newly hired CEO. Options to purchase 212,596 common shares, subject to vesting provisions will be exercisable at $3.50 per share and expire in ten years. Options to purchase 8,152 common shares, subject to vesting provisions will be exercisable at $3.85 per share and expire in five years, options to purchase 7,000 common shares are exercisable at $6.70 per share, 7,000 are exercisable at $5.38 per share and 20,000 are exercisable at $5.79 per share. Of the 254,748 options granted in 2005, 121,130 vest 25% annually in advance, 126,618 vest 33.3% annually in arrears and 7,000 were 100% vested at the date of grant.

Stock-based compensation:

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosures of net loss as if the fair value based method of accounting for stock-based compensation, as prescribed by SFAS No. 123, had been applied. Options issued to non-employees for services are accounted for in accordance with SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to its stock-based employee plans.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,860,000)	$(407,000)	$(3,269,000)	$(921,000)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for awards granted, modified
or settled	(130,000)	(38,000)	(345,000)	(68,000)

Pro forma net loss	$(1,990,000)	$(445,000)	$(3,614,000)	$(989,000)

Net loss per share:
Basic and diluted - as reported	$(.54)	$(4.42)	$(2.60)	$(10.37)

Basic and diluted - pro forma	$(.58)	$(4.83)	$(2.88)	$(11.14)

The fair value of the options granted was estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions used: expected dividend yield, 0%; expected stock price volatility 51%; risk free interest rate 4.3% in 2005 and 2004 and 4.2% in 2003, expected life of options 9.5 years in 2005 and 2004 and 5 years in 2003.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the next annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods and the impact of previous issues that will vest subsequent to January 1, 2006, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

4.	Customer Concentration

For the nine-month periods ended September 30, 2005 and 2004, one customer accounted for 95% and 100%, respectively, of net sales. For the three-month period ended September 30, 2004, this customer accounted for 100% of net sales.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

        We market high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers and the completion of a second product, we began marketing products to mass transit customers. We have one principal customer, Kansas City Area Transit Authority (“KCATA”), which accounted for approximately 95% of our sales in the nine months ended September 30, 2005. Our primary near term focus is the mass transit market, and we are currently engaged in active discussions with over 70 metropolitan transportation authorities. Our plan is to present our products to these potential customers. Subsequent to September 30, 2005 we were awarded a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes specified options for additional units to be acquired by SJRRC or its assignees, with our approval.

        We also believe that the law enforcement market represents a significant long-term opportunity, and we plan to be active in this market by attending trade shows and monitoring and publicizing use of our products by the Loveland, Colorado Police Department and participating in panels and committees of the International Association of Chiefs of Police (“IACP”).

        The IACP has taken the initiative in developing a working specification for digital video standards for law enforcement agencies. In 2000 the IACP conducted an in-car video survey that began the understanding of participation and need for video evidence in field operations. A study regarding the effect and operational guidelines for digital video was conducted and published in 2004, titled “Police In-Car Video Camera Evaluation”.

        Funded by the National Institute of Justice, the IACP Research and Technology Branch, commissioned an Advisory Panel to establish minimum performance specifications for digital recording systems to enhance officer safety and to scientifically measure appropriate minimum performance levels for use by law enforcement agencies.

        Michael Siemens, President of A4S, was invited to participate on the Advisory Panel due to his unique experience as a vendor of digital video recording systems combined with his experience as a retired police officer. Initially, Mr. Siemens sat as a member of several Advisory Panel internal committees and recently was asked to additionally participate as chair of the task group on Interoperability, a committee helping establish operational effectiveness in the field for law enforcement officers.

        In July 2005, A4S completed its initial public offering (“IPO”) of securities, resulting in the sale of 1,380,000 units, each consisting of one common share and one warrant to purchase a common share, exercisable at $9.00 per share. The IPO raised approximately $8.3 million in gross proceeds for the Company. Under provisions contained in their terms, approximately $3.5 million in convertible notes and accrued interest were automatically converted into approximately 2,434,000 shares of common stock upon the completion of the IPO.

Results of Operations

        The Independent Registered Public Accounting Firm’s report on the Company’s financial statements as of December 31, 2004, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern. The auditors' report was issued prior to the completion of our IPO.

Comparison of the nine-month periods ended September 30, 2005 to 2004

        Net sales for the nine months ended September 30, 2005 totaled $108,000, which is $17,000 lower than the level of our 2004 sales. Net sales for the 2005 and 2004 periods were comprised almost entirely from products sold into the mass transit market to KCATA, which was obtained as a customer during mid-2004.

        Cost of sales for the nine months ended September 30, 2005 totaled $80,000, which was in line with the 2004 period.

        Selling, general and administrative expenses in the nine months ended September 30, 2005, totaled $1,746,000, which is a $1,163,000 or a 199% increase as compared to the 2004 period. The increase is primarily attributable to approximately a $590,000 increase in payroll costs from additions to sales, development and management personnel, a $121,000 increase in professional fees as the Company grew and also prepared for its IPO, and the balance represented additional costs associated primarily with sales and marketing costs.

        Research and development expenses in the nine months ended September 30, 2005 totaled $335,000, which is a $164,000 or 96% increase as compared to the 2004 period. The increase is due to additional research and development personnel costs of approximately $54,000 in the nine months ended September 30, 2005 as compared to the 2004 period and expanded product development activities in 2005 following fund raising activities that closed in April 2005.

        Interest expense for the nine months ended September 30, 2005, totaled $1,215,000, (including the $759,000 contingent beneficial conversion feature expense) which is a $1,011,000 or 497% increase as compared to the 2004 period. The increase was directly attributable to higher debt levels to fund the operating losses and development activities and the amortization of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings. Interest expense in 2005 was net of approximately $36,000 in earnings from invested cash funds.

        No income tax benefit was recorded on the loss for the nine months ended September 30, 2005, as our management was unable to determine that it was more likely than not that such benefit would be realized.

Comparison of the three-month periods ended September 30, 2005 to 2004

        Net sales for the three months ended September 30, 2005 totaled a refund amount of $(12,500), which arose from the return of two units previously sold to Powell, WY. We agreed to allow the product return from this law enforcement customer due to the customer’s request and in view of the continued delays in law enforcement standards setting. Net sales for the three months ended September 30, 2004 totaled $3,150, for sales to KCATA. Net sales for the 2005 and 2004 periods were comprised almost entirely from products sold into the mass transit market to KCATA, which was obtained as a customer during mid-2004.

        Cost of sales for the nine months ended September 30, 2005 were a credit of $(7,000), which was associated with the product return.

        Selling, general and administrative expenses in the three months ended September 30, 2005, totaled $776,000, which is a $521,000 or 205% increase as compared to the 2004 period. The increase is primarily attributable to approximately a $297,000 increase in payroll costs from additions to sales, development and management personnel, a $18,000 increase in professional fees as the Company grew and also prepared for a public offering and the balance additional costs associated primarily with sales and marketing costs.

        Research and development expenses in the three months ended September 30, 2005 totaled $197,000, which is a $132,000 or 202% increase as compared to the 2004 period. The increase is due to a number of factors primarily additional development personnel and outsourced research and development activities being incurred. Such amounts can vary quarter to quarter.

        Interest expense for the three months ended September 30, 2005, totaled $879,000, (including the $759,000 contingent beneficial conversion feature expense) which is a $789,000 or 873% increase as compared to the 2004 period. The increase was directly attributable to the amortization of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings, net of the reduction in interest bearing debt following the completion of the public offering in July 2005 and the $36,000 in earnings during the three months ended September 30, 2005, from invested cash funds.

        No income tax benefit was recorded on the loss for the three months ended September 30, 2005, as our management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

        We had a net loss of $3,269,000 for the nine months ended September 30, 2005. We expect our expenses in the three months ending December 31, 2005 to be at or somewhat above the level incurred for the three months ended September 30, 2005. Following the completion of our IPO in July 2005 we have increased our staffing and product development and marketing efforts to attempt to increase sales. We are currently engaged in active sales communications with over 70 metropolitan transit authorities. Because of our lack of backlog and the uncertainty regarding the authorities’ purchasing decisions, we are not estimating expected revenues for 2005. It is likely that a loss will be incurred for the three months ending December 31, 2005. Subsequent to September 30, 2005 we were awarded a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes specified options for additional units to be acquired by SJRRC or its assignees, with our approval.

        At September 30, 2005, we had working capital of $5.8 million, of which $5.9 million was cash or cash equivalents. During July 2005, we completed an IPO of our securities. The offering, including the over-allotment option exercised by the underwriter, sold a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share expiring in 2010. The offering generated net proceeds to the Company of approximately $7.0 million after underwriting discounts, non-accountable expense allowance to the underwriters and offering expenses paid by the Company.

        Capital expenditures, primarily for development, testing equipment, office equipment and facility improvement costs for the balance of the fiscal year ending December 31, 2005 are anticipated to total approximately $30,000 to $70,000.

        We anticipate that spending for research and development for the fiscal year ending December 31, 2005, will increase appreciably from those incurred for the year ended December 31, 2004 and for the interim period ended September 30, 2005. The primary expenditures will be focused on product refinement and enhancements to respond to customer requests. Additional development costs will also be required to achieve the product standards, once they are finalized for the law enforcement industry. Additionally, new applications will also require additional development expenses.

        We have a line of credit arrangement for up to $395,000 with First Interstate Bank of Kalispell, Montana pursuant to which we have been able to draw against 100% of eligible purchase orders we receive from customers. The line of credit relationship is based upon an understanding with the bank, and advances are made and subject to, individual note agreements executed as purchase orders are submitted for funding. Advances under such note agreements, when made, are collateralized by inventories, receivables, equipment and intangibles of A4S. The interest rate on advances is established at the time of advance and notes in 2004 were generally at a rate of 11.5%. The notes have a maturity date of ninety days following the advance. During 2004, $205,000 was advanced and repaid under two purchase orders. During the nine months ended and as of September 30, 2005, no amounts were outstanding under the arrangement. As the line of credit arrangement is not subject to a written agreement, the bank may withdraw at any time; however, the bank has not given any indication to us that they will not continue to provide the facility.

        During 2003 and 2004 we raised $1,020,000 and $1,556,000, respectively, through the sale of convertible notes payable. During the nine months ended September 30, 2005 an additional $936,000 was raised from the sale of convertible notes payable. The notes bore interest at rates ranging from 6% to 8% and were due December 31, 2006. Proceeds from the convertible notes were allocated between the estimated fair value for the warrants and the beneficial conversion feature based upon the relative fair values of each component. In 2003 $181,000 of the convertible notes was allocated to these components and in 2004, an additional $204,000 was allocated based upon the 2004 offerings. During the nine months ended September 30, 2005, an additional $121,000 was allocated to such components for convertible notes sold in that period. The amounts so allocated were being recorded as additional interest expense over the lives of the loans, giving rise to an effective interest rate on the loans of 15%. The proceeds from the notes were used for operating and development expenses. Upon the completion of our initial public offering in July 2005, under their terms, the notes and accrued interest were converted into approximately 2,434,000 common shares.

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

        In April 2005, we borrowed $825,000 under short-term notes with interest at 8% per annum, which was repaid in July 2005 upon the completion of our initial public offering. The notes included warrant rights, which based upon the initial public offering, gave rise to a total of 137,500 warrants exercisable at $6.00 per share and expire in July 2010.

Operating Activities

        Net cash consumed by operating activities was $2,278,000 during the nine months ended September 30, 2005. Cash was consumed by the loss of $3,269,000, less non-cash expenses of $1,094,000 for depreciation, amortization and interest. Increases in inventories and prepaid expenses totaled $151,000 during the period following the increased level of funding with the 2005 fund raising activities. A net increase of $47,000 in accounts payable and accruals during the period provided cash.

        Net cash consumed by operating activities was $756,000 during the nine months ended September 30, 2004. Cash was consumed by the loss of $921,000, offset by non-cash expenses of $231,000 in total depreciation, amortization and interest expenses. Cash was also consumed by a $69,000 increase in inventories in the period.

Investing Activities

        Net cash outflows from investing activities consumed $171,000 during the nine months ended September 30, 2005. The outflow was primarily attributable to purchases of equipment. Net cash outflows from investing activities consumed $15,000 during the nine months ended September 30, 2004 for purchases of equipment.

Financing Activities

        Net cash inflows from financing activities generated $7,763,000 during the nine months ended September 30, 2005. The public offering generated approximately $7.0 million, and notes payable were increased by $1,761,000 and we paid costs associated with debt issuances of $206,000 during the 2005 period. During this period $930,000 in bridge loans were repaid, including $825,000 in bridge loans that had been borrowed in 2005. We also received net proceeds from the sale of common stock purchase warrants totaling $178,000 during the 2005 period.

        Net cash inflows from financing activities generated $869,000 during the nine months ended September 30, 2004, with $660,000 from the sale of convertible notes payable, a $96,000 draw on our line of credit and net proceeds of $120,000 from the sale of common stock purchase warrants during the period.

Recently issued accounting pronouncement:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the next annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods and the impact of previous issues that will vest subsequent to January 1, 2006, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Form SB-2, including amendments thereto, for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date”). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

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

Dated: November 14, 2005	A4S Security, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer