Form 10KSB
period 2005-12-31
A4S SECURITY, INC.
filed 2006-03-31
CIK 1216199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)	Annual Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005

( )	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________

Commission file number: 0-50019

A4S SECURITY, INC.
(Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	20-1978398 (I.R.S. Employer Identification No.)

489 North Denver Avenue Loveland, Colorado (Address of principal executive office)	80537 (Zip Code)

Issuer's telephone number, including area code:    (970) 461-0071

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class None	Name of each Exchange on Which Registered None

Securities Registered Pursuant to Section 12(g) of the Act:

No par value common stock
(Title of Class)

Common stock purchase warrants exercisable at $9.00
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  [   ]    No  [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

The Registrant had revenues of $109,000 for its most recent fiscal year ended December 31, 2005.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 17, 2006 was $9,903,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]    No  [X]

The number of shares outstanding of the Registrant’s common stock on March 27, 2006 was 3,961,441.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (Check one):   Yes  [    ]  No  [X]

A4S SECURITY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB

Page
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Item 7. Item 8. Item 8A. Item 9. Item 10. Item 11. Item 12. Item 13. Item 14.	PART I

Description of Business
Description of Property
Legal Proceedings
Submission of Matters to a Vote of Security Holders

                                   PART II

Market for Common Equity and Related Stockholder Matters
Management's Discussion and Analysis or Plan of Operation
Financial Statements
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosures
Controls and Procedures

                                  PART III

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters
Certain Relationships and Related Transactions
Exhibits
Principal Accountant Fees and Services	1 20 20 20 21 22 F-1 28 28 28 33 36 38 39 40

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, the general economy, competition, changes in product offerings, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements. The Company disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

        We were organized as a partnership in September 1999 and subsequently incorporated in Montana in January 2000. In December 2004, we reincorporated in Colorado. Our principal executive offices are located at 489 North Denver Avenue, Loveland, Colorado 80537, and our telephone number is (970) 461-0071. We maintain a website at www.shiftwatch.com. The information on our website is not part of this filing.

        Following our formation we initially pursued the development of our technology for use by the United States Air Force. We were engaged by the Air Force to develop digital technology capable of capturing multiple feeds of video, audio and data, including the utilization of Global Positioning Satellite (“GPS”) Time, to provide simultaneous time and location synchronized views of multiple video, audio and data streams of flight and weapons systems. We retained the proprietary commercial rights to our software development, which today is the core technology of our commercial transportation and police evidence video recorder products.

        In May 2005, we affected a 1 to 18.4 split of our common stock and changed our name from A4S Technologies, Inc. to A4S Security, Inc. Unless otherwise indicated, all information in this prospectus, including share and per share data, gives effect to this reverse stock split and the name change.

        We have a history of net operating losses and an accumulated deficit in excess of $8 million and our Independent Registered Public Accounting Firm has issued an opinion indicating substantial doubt about our ability to continue as a going concern for the year ending December 31, 2006. Our operating losses, accumulated deficit and audit opinion could negatively affect our ability to raise capital.

        We completed our initial public offering in July 2005 in which we sold 1,380,000 units of our securities at $6.00 per unit for gross proceeds of $8,280,000. Each unit consisted of one share of our common stock and one warrant. The warrants issued in our IPO are exercisable at $9.00 per share. The common stock and warrants are quoted on The Nasdaq SmallCap Market and the NYSE — ARCA Exchange under the symbols SWAT and SWATW, respectively.

BUSINESS

Business Overview

        We were formed in 1999 and initially pursued the development of our technology for use by the United States Air Force. We were engaged by the Air Force to develop digital technology capable of capturing multiple feeds of video, audio and data, including the utilization of Global Positioning Satellite (“GPS”) Time, to provide simultaneous time and location synchronized views of multiple different video, audio and data streams of flight and weapons systems. We retained the proprietary commercial rights to our software development, which today is the core technology of our public transportation, high value facility surveillance and in-car digital video police products.

We market our patent pending high resolution mobile digital video recording systems for security and surveillance. ShiftWatch®, our mobile digital recording product line, has been designed for transportation, law enforcement, and general security applications. Tapestream™, our proprietary data capture technology, records high resolution video at broadcast quality in a mobile environment to two different types of recording media, currently to both digital tape and a hard drive. The benefit of recording to two different media types is survivability. In a vehicle or other mobile environment the risks to the survivability of the video recording is at risk due to vehicle collisions, explosions like in the London and Madrid terror bombings, and a variety of incidents that a stationary recording system behind a locked door does not have to contend. The use of dual media recording increases the chance of recovery of the video recording after a catastrophic event such as a crash or a bombing. To demonstrate the efficacy of this approach we completed explosives testing of our Transportation Video System throughout the 4th quarter of 2005 and January of 2006.

        A team of explosive experts from the Larimer County (Colorado) Sheriff’s Department conducted a controlled explosion of a retired city bus at a practice range facility, subjecting the ShiftWatch® Transportation Video Surveillance system to an explosion similar to that used in the London terrorist bombing attack. The ShiftWatch® product withstood a blast using 10 lbs. of explosive material, and provided data and video of the event up to within seconds of the blast. The test, monitored by Underwriters Laboratories, Inc. (UL), was devised to demonstrate that the ShiftWatch® system, designed with two types of storage—an internal hard drive and Sony’s Advanced Intelligent Tape™, AIT, digital tape drive, could withstand such a catastrophic incident and continue to provide video of the event.

        We believe the digital tape we use has over 300 times the data reliability, at lower cost compared to a ruggedized removable hard drive used for the same capacity. Furthermore the digital tape can be easily removed and the vehicle can continue in service knowing that critical evidence has been secured. The digital tape has a storage capacity of up to 80 gigabytes, can be maintained as evidence for up to 30 years and can be reliably replayed as we use a standard (MPEG-2 or MPEG-4) which assures the ability to access the information.

        In June 2004, the Kansas City Area Transportation Authority, or KCATA chose our ShiftWatch® TVS™ to provide video and audio surveillance with GPS integration on their new buses and to retrofit selected buses currently in use. We were selected by KCATA after a six-month evaluation and testing program. The KCATA accounted for substantially all of our sales in 2005 and in 2004. We also expect additional purchases by KCATA as they purchase new buses or refurbish existing buses. Based on KCATA as a reference customer, we are currently engaged in active discussions with over 100 metropolitan transportation agencies to purchase multiple units of our ShiftWatch® TVS™ product. In the fourth quarter of 2005 we were also awarded sales with the San Joaquin Regional Rail Commission, CityBus of Lafayette, Indiana, and the Greater Cleveland Regional Transit District. We continue to make demonstration installations in vehicles of transportation agencies which are currently evaluating our product. Based on ongoing discussions with other agencies, we expect to continue to make additional demonstration installations over the coming months. As of December 31, 2005 and through the present we have been awarded contracts from new customers and additional orders from existing customers, for an additional 67 units. The fulfillment of these orders will result in total revenue of approximately $425,000.

        The law enforcement market has been slow to advance in the area of digital video due to digital video file format variations in the marketplace and related confusion concerning purchasing, and lack of feature guidelines and standard setting for police agencies to base a purchase decision. The law enforcement market is progressing as the International Association of Chiefs of Police, or IACP, which is developing minimum performance specifications for law enforcement digital in-car camera video systems, has established an Advisory Panel to determine minimum specifications for In-Car Digital Video Systems for law enforcement. Michael Siemens, our President and a retired police officer, was asked to sit on the Executive Committee and chair the Interoperability Task Group for the Advisory Panel. In addition, our representatives sit on two other Advisory Panel Task Groups. We believe that our current ShiftWatch® architecture can support the high resolution digital video that could become the specification recommended for law enforcement by a standards body such as the IACP. That specification is expected to be published later this year by the IACP for use by law enforcement agencies. We expect this to have significant impact on the future purchases by police agencies throughout the United States.

        As an industry technology provider, we were asked by the IACP to participate on the Advisory Panel developing minimum performance specification for law enforcement digital in-car camera video systems. In addition, Sony Electronics Product Manager, Cynthia Greaux, as our guest at the Advisory Panel, was asked to participate on the Quality Task Group Subcommittee on Digital Video.

        Our dual media recording of video, audio, and data to multiple media including, a hard drive and Sony digital tape is well suited for additional products and application development, including possible recording of high definition television video. Our systems are currently designed to perform their assigned recording tasks while leaving up to 60% of the CPU capacity unused. This design feature enables the system to perform many other tasks simultaneously while recording video, audio and data streams. Examples of other applications include – wireless access to our device, network capability, display of video advertising and entertainment, audio announcements and more.

        We believe that our patent pending system offers competitive advantages due to the high capacity of the recording medium we use and relative low cost. Our products provide high quality, full motion video and digital tape storage. We believe we will have the ability to rapidly evolve as technology and the product markets develop as our products are software based and designed to use cameras and other components, which are commercially available. Our technology is upgradeable and software driven which should be more advantageous than a hardware driven solution that can require substantial engineering changes, extended time periods and expense.

        Our digital tape recording media is well suited as one part of our multiple media recording solutions. In addition to a hard disk drive (internal or removable) we use Sony’s innovative Advanced Intelligent Tape™, or AIT, platform as the removable digital tape storage technology used within our ShiftWatch® solutions because the AIT platform provides ease of use and flexibility, minimal downtime and multi-partitioning. AIT technology is also an economical solution with a low cost-per-gigabyte, while delivering superior performance, density and reliability. We believe that our collaboration with Sony will be a significant step in advancing our digital video surveillance technology to meet the storage capacity and reliability needs required for video surveillance in high profile facilities.

        The nature of our business includes sales and marketing, engineering, customer support, manufacturing, administration and finance. We maintain facilities and/or personnel to support these efforts in Loveland, Colorado, St. Louis, Missouri, Kansas City, Missouri and Sacramento, California. Our Loveland facility, which houses engineering and operations, is our largest. Our St. Louis, Kansas City and Sacramento offices perform sales functions.

        Our ShiftWatch® product line is generating revenue in the public transportation market. In June 2004, KCATA chose our ShiftWatch® TVS™ to provide video and audio surveillance with GPS integration on their new buses and to retrofit selected buses currently in use. Cumulatively, we have fulfilled orders for 82 units to be used in buses operated by KCATA. We were selected by KCATA after a six-month evaluation and testing program. Based on KCATA as a reference customer, we are currently engaged in discussions with over 100 metropolitan transportation agencies to purchase multiple units of our ShiftWatch® TVS™ product and four agencies are currently engaged in product evaluations.

        The architecture of our software, in which the technology is integrated, has many capabilities that we believe could be leveraged into other market spaces with only incremental integration development by either a licensed third party or ourselves. Accordingly, we believe the potential market for our technology is substantially greater than our current product market space.

Products and Marketing

Overview

        According to the American Public Transportation Association, in 2003 there were approximately 77,328 passenger buses, 5,959 commuter rail vehicles, 1,482 light rail vehicles and 10,754 heavy rail vehicles in use in the United States. Additionally, the School Bus Information Council estimates that there are approximately 450,000 school buses transporting children to school daily and the Bureau of Transportation Statistics estimates there are approximately 511,000 interstate freight motor carriers in the United States. There were approximately 420,000 law enforcement vehicles in the United States as of 2001. According to a 2005 market study prepared by Frost & Sullivan, the digital video recorder segment of the video surveillance equipment market should be the fastest growing segment through 2010. Frost & Sullivan estimates that the digital video recorder market should grow at a compound annual growth rate of 21.4% through 2010. We believe the transportation and law enforcement authorities and carriers that maintain and procure these vehicles represent potential markets for our digital video recording systems.

        Our marketing efforts with respect to our mobile products primarily target metropolitan transportation authorities and local law enforcement agencies. We believe commercial airlines and freight carriers are potential future markets for our mobile products. Our stationary system has broad potential market coverage including retail establishments, financial centers, government installations, military sites, casinos, and installations designed to compliment our mobile product placement in mass transit and law enforcement vehicles.

        In October 2005, we were awarded a five-year General Services Administration, or GSA, contract, with options to extend up to an additional 15 years. The contract will enable us to sell our products to federal government agencies and we believe it will help us to increase our customer base. The contract qualified us to make sales to law enforcement and security systems and also allows for sales under the small business size standard exemption. By virtue of the contract, we may participate in the GSA’s Federal 1122 Program and multiple state award schedules program. These programs allow state and local law enforcement agencies to directly receive the purchasing benefits of the procurement procedures and channels that the GSA has developed.

        In November 2005 we were awarded Multiple Award Schedule (MAS) contracts from Texas and California. These contracts will enable the Company to sell its products to state and local government agencies directly.

        These MAS contracts rely on the Federal General Services Administration (GSA) contract awarded to the Company in October for pricing, terms and conditions. They allow state and local law enforcement and transportation agencies to procure products and services from the Company directly and receive the pre-negotiated purchasing benefits of the Company’s GSA contract.

        As old buses and police cruisers are retired, due to age or accidents, new units are procured. As a result, additional revenues could be created after the product is embedded in an agency. Another aspect of our marketing approach is augmentation of repeated sales of video units with sales of digital tapes and software upgrades. Furthermore due to the nature of our design where we maintain availability of up to 60% of the computer’s CPU capacity we are in a position to offer additional functionality as technology changes and market demands new and enhanced capability.

        While our marketing efforts are currently focused in the United States, our patent pending technology has been designed to allow us to pursue global markets.

Our Products

         Our existing and in-development products consist of the ShiftWatch® product line which includes:

•	ShiftWatch®TVS™- designed for the needs of the mass transit industry
•	ShiftWatch®LE - our police surveillance product (to be relaunched in late 2006 based on expected published law enforcement digital video specification recommendations by IACP)
•	ShiftWatch®FS - a ruggedized stationary system designed for facility surveillance
•	ShiftWatch®VCC - a video command center that allows simultaneous viewing of multiple audio and video streams
•	Tapestream™- software allowing streaming media to be written to removable digital tape

        ShiftWatch® products record to both an internal hard drive that is not removable, and a removable digital tape cartridge or removable hard drive. Recording redundant mirrored data to both an internal hard drive and the removable tape or storage device makes our digital video recorder very robust. End users will have two sources from which to recover video, instead of the single source competitive systems available in the market today.

        All of our products record to a dual media system, which includes digital tape and removable HDD media. Digital tape is easy to transport and comes in a variety of sizes. Originally, digital tape was used for backing up computer files and was not designed to write real time video data. Our software creates the ability to write multiple simultaneous video, audio, GPS and other information to digital tape in real time — in effect synchronizing the data to the video image.

        Digital technology provides numerous advantages over analog technology. Unlike analog videotape, digital tapes can be indexed and searched rapidly. Rather than sitting through hours of recorded video to view a recorded event, the use of digital technology allows the user to search for specific events. Recording on digital tape is accomplished at a higher resolution, allowing for better quality pictures and easier identification of images captured on tape, an important consideration when videos are used for suspect identification or introduced as evidence. Digital media can be recorded over many times without image degradation, allowing the same digital tape to be used many times without losing image quality. Finally, digital media can be stored for long periods of time without degradation to the original picture.

        The use of a dual media storage solution also provides numerous advantages over the use of a hard drive only based storage system. For example, while using digital tape as the removable recording medium, it can be removed and replaced without losing any video or other information even while the cartridge is being extracted and replaced due to the use of the secondary storage of the hard disk drive. The last frame recorded on one tape will follow to the first frame on the next tape. No hard disk only based system has this feature implemented.

         Key Features of the ShiftWatch® Product Line:

        Pre- and Post-Event Recording — When an event is triggered or after the vehicle is turned off the recorder is running.

        Time Synchronized Replay — Because GPS information is stored on all of the recorders, each unit is time locked to every other unit in the system. This allows for the user to replay and view video from two or more vehicles or locations and synchronize the images to attempt to recreate the event from a variety of angles.

        Post-Production Capabilities — The user can leave the video on tape, or transfer it seamlessly to a storage area network, local area network, HDD, DVD or CD.

        Industry Standard Video Format — The user can replay and view the video on any DVD player or any PC with DVD software installed or Windows® MediaPlayer or like standards based video player.

        Interoperability — ShiftWatch® products are designed to be interoperable between transportation, law enforcement and stationary surveillance applications. All ShiftWatch®systems record to standards-based video formats that can be replayed on any standard PC.

        Independent Power System — All of our ShiftWatch® units include an option for an independent power system. This allows for the user to turn off their vehicle and have our unit run off of separate battery power. This feature is particularly useful in law enforcement vehicles, as many demands are placed upon the electrical system in a police cruiser. Any additional electrical equipment can swamp an alternator and battery on these vehicles — our power subsystem solves this problem.

        Redundant Video Storage — All ShiftWatch® products have dual redundant storage enabled. This is useful if an agency is concerned about the ability to retrieve video after different types of catastrophic incidents. We duplicate all data going to the digital tape cartridge on an internal hard drive accessible via a network connection. This feature allows the end user to retrieve data from one source where the other may have been damaged such as explosion, high impact, fire, flooding, or chemical or biological contamination.

Intellectual Property

        The ShiftWatch® product line currently has pending patent applications with claims covering over 30 features of the product, including the base Tapestream(tm) technology, video that is authenticated for court use, and the implementation of MPEG2 video compression in a mobile environment. We continuously review our technology and patent applications to expand and broaden our protection. For example, one of our provisional applications includes fundamental claims to a mobile video advertising display system (VADS) that displays ads for commercial establishments as a vehicle, such as a bus or train, approaches them.

Key Claims

        MPEG2 Video Recording to existing Digital Tape formats — High resolution recording to a robust removable medium. More capacity than DVD, higher resolution than competing formats, and lower cost to store long term makes these claims important to maintain market position.

        MPEG2 Recording in a Vehicle for Law Enforcement and Recording in a Mobile Environment — Includes frame-by-frame location and time identification and a video surveillance system with at least eight hours of recording capacity. These claims are specific to our application of the technology for Law Enforcement purposes. Our efforts and work to integrate into the operational environment of law enforcement is protected. We believe this is important to our initial market position, as it appears that MPEG2 is becoming the format of choice by Law Enforcement technology selection committees.

        Redundant storage to two types of Media — Our solution allows for simultaneous mirrored recording to both hard disk and removable tape. We believe this is a critical differentiator between our system and others as the data stored on two types of media is protected from damaging forces (fire, impact, water) that may destroy one or the other media but is unlikely to destroy both

        Storing MPEG compressed video in a plurality of partitions on a digital medium, with directory information distributed in redundant locations. Storing the directory information in a plurality of media, which can be hard disk, semiconductor memory, or tape. These claims provide additional protection for our fail-safe system capable of surviving worst-case disaster scenarios.

        Storing mobile security video on a tape cassette with built-in solid state memory, and storing directory information in the memory. These claims cover our application of the Sony Advanced Intelligent Tape (AIT) system.

        Streaming security video over a plurality of channels, with each channel having a different transfer rate, each stream including timing information that permits synchronization on playback. The transfer rate can be variable in each channel, and of either conventional density or high density. These claims focus on the flexibility of the Shiftwatch system, which will allow us to continue to meet future needs of our customers.

Patent Filing Summary

        We have filed patents for our products and processes in the United States and Europe. We have filed provisional and non-provisional patent applications covering our principal products as well as future products. There are currently over one-hundred ninety pending patent claims in our United States patent applications. The most fundamental of these claims have been filed in our European application and additional foreign claims based on our US provisional applications will be filed within the next six months. As of March 21, 2006, thirty-two claims have been examined in the US Patent and Trademark Office.

Manufacturing and Supply

        We currently have a manufacturing and supply arrangements with qualified suppliers for the development, procurement and assembly of our key products. Our suppliers, ISO 9001 certified manufacturers, specialize in providing outsourced manufacturing and assembly services for companies such as A4S. Our software design and implementation, which is the enabling factor in our product, is performed at our headquarters in Colorado. We ensure that our products qualify for the “Buy America” standard.

Public Transportation — ShiftWatch® TVS™

        More than 14 million people in the United States use public transportation daily. Threats and attacks around the world, including bombings in Madrid, Spain, in 2004 and London, England, in 2005, have heightened the security focus on public transportation.

        Our ShiftWatch® TVS™is a product specifically designed for the transportation industry. We are currently targeting metropolitan transportation authorities,. Our system incorporates up to 16 cameras for use in a bus, light rail vehicle, or train. It records continuously and incorporates broadcast quality video resolution using MPEG2 file format (the same as on a DVD). This system incorporates our patent pending Tapestream™ technology that writes digital video to digital tape, versus competing systems that write to analog video tape or hard disk. We designed our system to be priced approximately 10 percent less than the competition while providing significantly more functionality.

        In addition to the security benefits, our system may be used to review customer complaints and/or liability, risk management issues and training. Transportation authorities can use the system to discipline bus operators or catch criminal activity. Cutting short normally long labor arbitration hearings can result in substantial costs savings. Bob Kohler, Director of Transportation, KCATA, in discussing our ShiftWatch® TVS™ product stated that, “It’s the best full motion digital video we’ve ever seen in a mobile security surveillance application; it has already paid for itself.”

Marketing

        The public transportation market requires, in most instances, direct contact from the manufacturer to sell products to the agency. Due to the nature of new technology and the nature of competitors in the marketplace, it is often necessary to provide complete demonstrations of our equipment at the agency’s site for its evaluation. While this is an expensive process, we think the need for this activity will be reduced as the product gains exposure and acceptance in the marketplace. After an initial evaluation period, the potential exists for multiple unit orders.

        Public transportation authorities generally rely, in part, on funding provided by the Federal Transportation Administration (“FTA”). The federal procurement process governs all purchases to which federal funds will be applied. ShiftWatch® TVS™ sales for public buses are made either to outfit new buses coming off the line, or to retrofit existing buses. If the system is purchased for installation on a new bus to be manufactured, the public transportation authority can specify the video system for use on the new buses in its Request for Proposal (“RFP”). Following approval of the RFP, the bus manufacturer then purchases the system on behalf of the agency. Occasionally, a customer can specify a video system without a full bid process. If units are to be installed in existing buses the agency can purchase them directly. Sales to regional transportation agencies have a longer sales cycle, as they often require a bid process.

Product Features

        We believe that our ShiftWatch® TVS™ units provide technological advancements that place us on par or above our competitors including:

•	Full Motion Video – 30 frames per second per camera video capability providing full motion video from multiple angles utilizing up to 16 cameras.
•	Higher resolution per frame – up to 720x480 pixels allowing for crisp, high-resolution images.
•	Digital Tape Recording – allowing for decreased media replacement costs. By comparison, the use of a hard drive recording system causes a vehicle to be without recording capability when a video is being reviewed. The use of digital tape allows low cost recording and allows for video review without requiring removal of the system from the vehicle.
•	GPS Time/Location – providing time and location coordinates specifically in reviewing videos.

        We believe ShiftWatch® TVS™ has these key competitive advantages over our competitors while maintaining a lower cost per unit to the end user and a lower total cost of ownership over the product life.

Competition

        We believe that our chief competitors with regard to public transportation are:

•	GE Security. The GE Interlogix MobileView® product allows for the simultaneous capture of video and audio images from up to 8 onboard cameras with distributed video. The system is primarily designed for use on buses, light-rail, delivery vehicles and armored cars.

•	SafetyVision®. Through its RoadRecorder® 6000 Pro Series, Safety Vision provides an onboard surveillance product, which utilizes digital video. Designed for use on mass transit, rail, law enforcement and other vehicles, the system can utilize up to 10 color or black and white cameras. The company’s Observer® series is designed specifically for use on school buses and captures up to 24 hours of footage on a VHS tape.
•	Integrian. Integrian’s TransitCam™ products offer digital video and information solutions for bus and rail applications. The TransitCam solution can support up to 16 cameras on distributed video channels.
•	March Networks. The 5308 MDVR from March Networks supports up to eight cameras and is used in bus and rail transit systems, first response vehicles and other fleet operations.
•	Radio Engineering Industries. Digital Bus-Watch®, the Radio Engineering Industries product, is designed for most transit applications. In addition to capturing audio and video images, the system can monitor and record vehicle functions on a hard drive.

The following table is a comparison of our product with products offered by our principal public transportation competitors and is based on their publicly available product information:

Company	A4S Security, Inc.	GE Interlogix	SafetyVision	Integrian	March Networks	Radio Engineering Industries (REI)
Products as of 3/27/06	ShiftWatch ® TVS ™	MobileView ® III	RoadRecorder ® 6000 PRO	TransitCam ™ TC-100	5308 MDVR	Digital Bus-Watch ® II
Functionality
Full Motion Video	240 fps(1)	30 pps(2)	300 fps	60 fps	60 fps distributed	60 fps distributed

Redundant Storage	Yes	No	No	No	No	No
to Two Types of
Media

Recording medium	Redundant Hard Disc Drive and Digital Tape	Hard Disc Drive	Hard Disc Drive	Hard Disc Drive	Hard Disc Drive	Hard Disc Drive

Recording Time at	140 hrs (3) MPEG-4	33 hours (120 GB)	54 hours	24 hours	No mention (100 GB)	22 hours (100 GB)
30fps

Number of Cameras(4)	Up to 32	Up to 6	Up to 10	Up to 16	Up to 8	Up to 4

Audio Inputs	Up to 4	1	2	1	2	1 (only at 60 fps)

Battery Backup	Yes	No	No	No	Yes	No

Video Channel	720 x 480	720 x 243	720 x 480	720 x 480	720 x 288	720 x 486
Resolution

Video Compression	MPEG-2 or 4	Wavelet	Wavelet	MPEG-4	H.263	Proprietary Wavelet

Event Marking	Yes	Yes	No mention	Yes	Yes	Yes

GPS	1Yes	No mention	Yes	Yes	Yes	No mention

Wireless	Q2 2006	Cell	Yes	802.11g	802.x	No mention

Operating System	XP Pro	No	No	XP embedded	Linux embedded	No

Specifications subject to change.

NOTE:  the ShiftWatch TVS can partner/compete with systems integrators like Siemens, Parsons Brinckerhoff, etc. to provide a total integrated transit solution.

(1)	fps = frames per second per video channel available.

(2)	pps = pictures per second

(3)	Assumes 160 GB media recording two 720x480 video channels. Recording time subject to change and assumes largest size of internal and/or removable media. Number of competitor's cameras for listed record times unknown.

(4)	Up to eight (8) 720x480 D1 Video channels supporting up to 32 320x240 video channels using four (4) quad multiplexers.

        In late 2005, we announced that our new ShiftWatch® Video Advertising Delivery System (VADS) is to be installed through a partnership with the Kansas City Area Transportation Authority in a pilot program to provide an up-to-the-minute advertising and entertainment solution in its buses. The addition of the video playback solution to the TVS product provides transit agencies with a revenue-generating opportunity to help offset the cost of their video security systems. VADS uses broadcast quality, full-motion video to provide transit agencies the ability to deliver advertising and entertainment content to transit commuters. We expect to implement this new program during 2006.

        We are continually engaged in research and development efforts to improve our products and released an updated version of the ShiftWatch® TVS product at the end of 2005. This upgrade from the previous version is physically more compact and provides significant customer requested software enhancements. We expect the newest version of our product will provide for consistent stable operation in varying environmental and hostile situations and resolve some problematic issues noted in prior versions. As we continue developing and enhancing product capabilities, as well as responding to market forces, our products are in a constant process of progress and improvement.

Law Enforcement — ShiftWatch® LE

        The federal government and 29 states have enacted legislation designed to combat racial profiling. In many instances, governments or law enforcement agencies have entered into voluntary consent decrees to implement anti-racial and ethnic profiling programs, many of which specifically include videotaping traffic stops and arrests. Law enforcement agencies and decision makers have not only come to accept the concept of recording their “public contacts” primarily in the form of “traffic stops” but they have also begun to aggressively pursue the concept of having video and audio records from the time of arrest through the release process in order to reduce liability and retain video and audio evidence in the judicial process. Based on this, we believe there will be increased demand for mobile video recoding systems in law enforcement.

Product Features

        Our law enforcement ShiftWatch® product was designed by our founding team, which has over 30 years of law enforcement operational experience. It includes a forward facing high resolution zoom camera, an interior rear seat camera, and an optional externally facing rear camera. It also includes two wireless microphones for the officer to wear to catch all of the critical audio of a situation. Our solution was designed to pass the “baggy” test. Where competing systems may not be able to see a baggy thrown out the window of a car in a high-speed chase, ShiftWatch® is designed to catch the action and encode the GPS information, identifying where the item was tossed. This feature allows the video in patrol cars to be used for more than reviewing police pursuits: it brings feature-rich, high resolution video into the patrol car. ShiftWatch® LE will be offering the latest in wireless upload of captured video and real time viewing of the action as it happens in the field coming this summer. Our next generation LE product will meet or exceed the IACP minimum operational specification due out in the fall of 2006.

        The system activates when a light or siren is activated or when the officer turns it on and places a mark on the video. Usually the probable cause to turn on the light and siren has already occurred, but our product is designed to continually record; therefore, it can capture events or probable cause data prior to receiving an indication to start and a police department or agency can determine the amount of time (30 seconds to 30 minutes) to place onto the digital tape before the light or siren activation.

        The IACP is engaged in efforts to establish recommended standards for the use of digital video in law enforcement. We believe that with minor changes to our hardware configuration, our current ShiftWatch® LE architecture can support the standards we expect will be established. We are currently developing a new version of our ShiftWatch® LE product. We expect the next generation LE product to include or offer features such as; high resolution/high definition digital video capabilities, wireless transfer and upload of recorded video to main server, real time viewing of events as they are occurring in the field. The market can expect to see a Good, Better, Best approach from ShiftWatch® to better serve the over 85% of the police and sheriff’s departments that have less than 25 officers here in the United States. By offering a scalable ShiftWatch® LE product both for the mobile recording and the back end video server we believe will enable a broad market acceptance.

Marketing

        Law enforcement sales are engaged by direct sales as most local agencies deal with makers of technical police equipment. We believe that sales of the ShiftWatch® product will be most effective when conducted personally as opposed to other techniques such as catalog, mass mailings, telemarketing or sales brokers. A demonstration of the product’s features is most effective when it is visual and interactive. Direct sales allow us to highlight the benefits of our products compared to other products on the market.

Additionally, the price point of our products makes these direct sales more effective. Leads are generated through a number of sources including; trade shows, referrals from participating IACP members and limited advertising. Management believes that the LE market will begin to increase once the minimum specifications are published through the IACP, anticipated to occur in the fall of 2006.

Competitors

        We believe that our chief competitors with regard to sales to law enforcement agencies are:

•	Kustom Signals, Inc. Kustom is headquartered in Lenexa, Kansas, and has been selling law enforcement products since 1965. It is a wholly owned subsidiary of Public Safety Equipment, Inc., which also sells to law enforcement under the Code 3®name. It sells a full line of products including radar, laser, video products, and speed monitoring trailers;

•	Mobile Vision, Inc. Mobile Vision, founded in 1987, is headquartered in Boonton, New Jersey. Its product is sold under the "System 7" name. In 2003, Mobile Vision formed a partnership with JVC to incorporate the JVC VCRs in its products;

•	International Police Technologies, Inc. IPT was founded in 1994 and is based out of Tulsa, Oklahoma. It sells both analog and digital mobile audio\video recoding systems. Its products use Sony cameras;

•	Prosecutor of Texas, LLC. Prosecutor of Texas is based in Humble, Texas. The company offers systems with both video and digital recording options. Both systems can be set to begin recording either manually or automatically with lights, siren and body remote triggers;

•	ICOP Digital, Inc. ICOP, a Kansas corporation, produces the ICOP Model 20/20™, a digital video in-car recording system. It provides up to 60 seconds of pre-event recording simultaneously on two cameras and stores data on a removable hard drive; and

•	Verint Systems, Inc. Verint is based in Melville, New York and was incorporated in 1994. Verint, through its SmartSight™ product line, focuses primarily on facility security devices and allows for networking video across multiple locations. The company focuses on providing "actionable intelligence" and its products allow for the capture and analysis of video images in a variety of locations.

Stationary/Facility Surveillance — ShiftWatch® FS

        Currently designed to fit ruggedized requirements of remote transit related stationary applications, our ShiftWatch® FS takes all of the video quality and low cost of ownership features from the TVS™ and LE and puts them in a stationary system for facility surveillance.

        ShiftWatch®FS is designed for use in facilities where surveillance and recording of activities is required. Video surveillance of critical business and government facilities is growing rapidly. From a $1.58 billion North American market in 2003, Frost and Sullivan, projects a compound annual growth rate of 13.7% through 2010 for the video surveillance equipment market.

        We believe that the desire for increased quality in surveillance systems will require digital DVD-quality recordings. Systems exist today to provide digital recordings onto hard disk drives with long recording times and high quality. However, these systems do not allow for easy extraction of information at affordable costs. High quality video generates three megabits of data per second or higher. This high rate of speed does not allow for efficient or secure storage in most installations. Our system enables a very low cost method of archiving massive amounts of data in a true 24/7/365 capability with easy accessibility.

The Command Center – ShiftWatch® VCC

        The ShiftWatch® Video Command Center is a flexible digital video management tool. The VCC allows the user to replay single or multiple video feeds simultaneously using GPS time synchronization, thereby allowing the user to view a single incident from multiple angles with GPS synchronized replay of all audio and video streams. The VCC can combine, view or archive files from any ShiftWatch® surveillance system.

First Responders – ShiftWatch® ERV

        ShiftWatch® ERV is currently in the development stage. Designed specifically for Emergency Response Vehicle Installations, ShiftWatch® ERV is designed to allow first responders to capture an incident on video. The “always on” feature deployed by the system requires no manual intervention by the operator of the vehicle. The system’s recording options can be customized to meet specific requirements of individual departments.

Tapestream™

         Tapestream™ is a software development project that had its genesis in the MIL-4000 project developed by us for the United States Air Force and is the core of each of our products today.

         Tapestream™ was developed to provide the technology to write streaming media, such as video, audio, and other digital signals, in real time to removable digital tape. The technology we developed enables the time-synchronized writing of multiple streams of video, audio, and other digital data to removable digital tape. The underlying technology can be ported to, or used with, any other kind of removable media such as DVD-ROM, CD-ROM, or other static digital storage medium. This technology is the unique differentiator between our digital recorders and competitors’ recorders on the market.

         Tapestream™ is simply the technology that makes the tape drive act, in essence, like a VCR on a digital basis. As demonstrated by the existence of our ShiftWatch® line of products that use Tapestream™, we enable recording of multiple simultaneous DVD quality videos. Tapestream™ changes the place in the computer food chain for digital tape drives and other back-up technologies. The fact that we now can write and read directly from a digital tape drive in real time instead of waiting hours to write the data and hours to read the data makes the digital tape drive available for new applications –like ShiftWatch®. Due to this flexibility, our current software can be used in over 87% of the market of digital tape drives.

Facilities and Employees

        We do not own any of our facilities. Each of our facilities is leased from a non-affiliate. We have 29 full time employees who devote their full business time to our activities and four employees who devote some of their business time to our activities.

RISK FACTORS

Risks Related to Our Business and Industry

We have a limited history of product sales and have incurred substantial losses since inception, which makes it difficult to evaluate our prospects and the merits of investing in our securities.

        We were incorporated in December 1999. For approximately four years, we were primarily engaged in the research and development of our initial product the MIL-4000, under a contract with the United States Air Force, which was our only product until 2003, when we commercially released ShiftWatch® TVSTM, which has only minimal sales to date. As a result of our limited operating history, we have a limited amount of sales and financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges of attempting to introduce new products in new and developing markets. We may not address these risks, and our business strategy may not prove successful.

         In 2004 we had revenues of $268,500 and incurred a net loss of $1,326,000. In 2005 we had revenues of $108,500 and incurred a net loss of $4,193,000. We expect to continue to incur significant sales, marketing, general and administrative and product development expenses in connection with the development of our business. Although we believe our sales will begin to increase and currently we have open orders of approximately $425,000 in process, we expect to incur a net loss for the most if not all of 2006.

Historically our revenues have been generated by only one principal customer, and we will be unable to operate profitably unless we expand our customer base.

        Our success depends on our ability to market and enhance our products to meet and maintain our current customers’ and potential customers’ needs. We have successfully produced products which have been installed in buses operated by KCATA. KCATA accounted for substantially all of our sales in 2005 and 2004, and is our current principal customer. We believe our ability to substantially increase our revenues and generate net income is contingent on successfully expanding our sales and marketing efforts and our consummation of additional sales orders and contracts. We have encountered in the past, and may again encounter in the future, delays on the part of customers in making purchase decisions and issuing purchase orders as they evaluate our products and technology. If we are unable to expand our customer base, we will be unable to operate profitably.

Our marketing efforts are focused primarily on municipalities or quasi governmental agencies, such as mass transit authorities, which can have prolonged buying cycles and operate under voter mandated budget constraints. As a result, sales to these potential customers could be delayed or not achieved.

        We anticipate that our primary customers in the near future will be municipalities or quasi governmental agencies, such as mass transit authorities. Municipalities generally have prolonged purchase and buying cycles and generally require compliance with specified proposal and Request for Proposal conditions. They typically have budget considerations and buying patterns frequently tied to fiscal year considerations. In order to do business with certain customers we may also be subject to a number of public policies covering procurement procedures. As a result of these prolonged buying cycles and particular procurement procedures as well as voter mandated budgetary constraints, our sales to these potential customers could be delayed or not achieved.

We may not achieve substantial business from governmental agencies because of our brief operating history and absence of a prior relationship.

        We expect to derive a significant amount of our future revenues from sales made to municipalities and other governmental agencies. Governmental agencies or quasi governmental agencies are more likely than private sector clients to provide business based on our reputation and our relationship with the agency. We have a brief operating history and only one principal customer, the KCATA. Accordingly, it may be more difficult for us to establish substantial business with agencies. Also, if for any reason our reputation or relationship with a governmental agency is impaired, or if levels of government expenditures and authorizations for security related programs do not increase or shift to programs in areas where we do not provide products, our business generated from governmental sources may be materially and adversely affected.

Our growth plans will be hindered if the markets for our products do not develop as anticipated.

        The markets for our security and surveillance products are still emerging. Our growth is dependent on, among other things, the size and pace at which the markets for our products develop. If the markets do not grow as we anticipate, our growth plans will not be realized. Continued growth may be hindered, for many reasons, including products deemed to be superior to ours that are offered by our competitors, our customers experiencing technical difficulty in utilizing our products, or our customers achieving their security objectives by using alternative solutions.

Product modifications, upgrades and enhancements may affect our ability to successfully market our products.

        Our software, like any software product, will require modifications. We are also continually engaged in seeking product upgrades and enhancements. As we move forward with these changes, we may experience delays due to programming or product development. Such delays may impact our ability to meet delivery schedules or other commitments to customers or prospective customers and may ultimately result in our inability to successfully market our products.

        Our products, exclusive of the software, are currently produced and assembled with generally available off-the-shelf components. Should technological changes in the product be necessary that would make such off-the-shelf components no longer workable, it could have an impact on our ability to deliver finished products, as well as our costs to have such products manufactured.

Changes in technology, product features required by customers and product features offered by our competitors may affect our ability to successfully market our products.

        Technological and software based products continue to evolve and change in the marketplace and will require modifications to our products. We are also continually engaged in seeking product upgrades and enhancements and future product development requirements may involve delays in product advancement and additional costs. Such changes and additional costs may impact our ability to successfully market our products.

Because of our limited resources, for the foreseeable future, we will be dependent on our officers and key personnel for sales and marketing and on a third party for manufacturing our products. As a result, our sales may not increase rapidly and we may have less ability to control the manufacturing and delivery of our products.

        Our ability to achieve revenue growth will depend to a large extent on our ability to bolster the sales and marketing efforts of our existing sales personnel. Because of our limited resources, we will rely primarily upon efforts of our officers and key personnel and we will not have available to us a fully developed internal sales force. Accordingly, we may be unable to achieve revenue growth. We also do not anticipate acquiring the substantial facilities, equipment and personnel necessary to manufacture our products, but will rely on third parties for these efforts. We do not have a written contract with our contract manufacturer. Our reliance on a third party for manufacturing may limit our ability to control the quality of the manufacturing and timing of the completion and delivery of our products. Also, because of our limited sales, we have no experience with our manufacturer in producing substantial quantities of products, and there may be production difficulties or delays in the future.

We rely upon patents, trademarks, and trade secrets to protect our proprietary rights that we believe give us a competitive advantage; however, such intellectual property protections may not be broad enough, could be successfully challenged or may become useless as competitors independently develop similar technologies. Enforcement of intellectual property rights is expensive and involves a significant amount of management resources, which could decrease our revenues, and, if we lose, defeat our competitive advantage.

        Our ability to compete depends to a significant degree upon the protection of our software and other proprietary technology rights. We may not be able to protect our proprietary technology, and our proprietary rights may not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements, each of which affords only limited protection. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

•	our pending patent applications may not result in the issuance of patents;
•	any patents issued to us may not be broad enough to protect our proprietary rights;
•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;
•	current and future competitors may independently develop similar technologies, duplicate our products or design around any of our patents; and
•	former employees, consultants or contractors may violate their confidentiality or non-compete agreements with us leading to a loss of proprietary intellectual property.

        In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees and consultants to execute confidentiality agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees or consultants have previous employment or consulting relationships. Also, other companies may independently develop substantial proprietary information and techniques or otherwise gain access to our trade secrets. We intend to market our products in many different countries, some of which we will not have patents in or applied for. Different countries have different patent rules and we may sell in countries that do not honor patents and in which the risk that our products could be copied and we would not be protected would be greater.

Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle, and thus could reduce our income or increase our net loss.

        We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our products without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Our business, operating results and financial condition could be harmed by a reduction in income or an increase in our net loss if any of these events occurred.

        In addition, we may indemnify certain of our customers against certain claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and such customers against infringement claims. In the event of a claim of infringement, our customers and we may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. An adverse decision in a lawsuit or failure to obtain any such required licenses could limit our ability to market our products resulting in a loss of revenues and could require us to restructure our operations.

We have limited human resources; we need to attract and retain highly skilled personnel; and we may be unable to manage our growth effectively with our limited resources.

        We expect that the expansion of our business may place a strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our future success will depend in large part on our ability to attract, train and retain additional highly skilled executive level management, logistics and sales personnel. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees. If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our operating results will suffer.

Our competitors may have greater resources or sales and marketing capabilities than we have, and we may not have the resources necessary to successfully compete with them.

        Our business strategy has been to create a niche in the digital recording system for mobile and stationary security applications, specifically focused near-term in law enforcement, mass transit and security/surveillance markets. The security business is highly competitive, and we may face increasing competition. We expect that many of our competitors will have greater financial and human resources, more experience in research and development, and more established sales, marketing and distribution capabilities than we have. Therefore, our efforts to increase sales may be unsuccessful. In addition, the security market we are focused in is characterized by rapid technological change. New product introductions or other technological advancements could make some or all of our products obsolete.

Our operating results may fluctuate, which makes results difficult to predict and could cause our results to fall short of expectations.

        Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Risk Factors section, and the following factors, may affect our operating results:

•	Our ability to expand our customer base in the mass transit market;
•	Our ability to penetrate the law enforcement and the general security applications markets;
•	Our plans to increase our marketing personnel and other marketing costs to further our growth strategy;
•	Our plans to continue to develop new and improved product offerings;
•	Our intent to focus on long-term goals over short-term results;
•	General economic conditions and those economic conditions which could specifically affect purchasing by our target customers; and
•	Geo-political events such as war, threat of war or terrorist actions.

Our auditors have added an emphasis paragraph to their opinion raising a question of our ability to continue as a going concern.

        Due to our continued losses and limited capital resources our Independent Registered public Accounting Firm has issued an opinion that questions our ability to continue as a going concern. The auditors’ report discloses that we did not generate significant revenues in 2005, we incurred a net loss of approximately $4,193,000 and consumed net cash in operations of approximately $3,346,000 in 2005. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our financial results could be adversely affected by changes in accounting rules governing the recognition of stock-based compensation expense, which would reduce our income or increase our losses.

        Our financial results could be affected by changes in the accounting rules governing the recognition of stock-based compensation expense. We measure compensation expense for our employee stock options under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Because we have granted all stock-based compensation at the estimated fair value on the date of grant, no compensation expense has been recognized. As permitted, we have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and we do not account for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123. Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, we would have had to record a charge of $409,000 for the year ended December 31, 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We continue to evaluate the provisions of the standard and based upon initial computations of options granted to date, we anticipate a non-cash expense of approximately $480,000 in 2006 being recorded under the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

We substantially increased executive compensation and other expenses in 2005 following the completion of our public offering. As a result, our historical financial statements are not indicative of future results and we must substantially increase revenues in order to become profitable.

        During the year ended December 31, 2004, our officers received total compensation of $186,000. We have bolstered our executive team and increased our officers’ compensation in mid 2005. Many of our officers previously worked at reduced levels of compensation. The aggregate annual compensation of our officers in 2005 approximated $500,000. We also substantially increased our sales and marketing activities in an effort to increase sales. Accordingly, our historical financial statements are not indicative of future results. We will need to substantially increase revenues to become profitable. In addition, because of our plans to substantially increase executive compensation and sales and marketing activities as well as incur other expenditures, our business and operating results will be materially adversely affected if our sales do not increase substantially.

Compliance with the new corporate governance requirements to which we will be subject as a public company will cause us to incur significant costs, and the failure to comply with such requirements will expose us to investigations and sanctions by regulatory authorities.

        We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board, The Nasdaq Stock Market and NYSE — ARCA. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.

        In particular, we will be required to include the management and auditor reports on internal control as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of Sarbanes-Oxley. We are in the process of evaluating our internal control systems in order (i) to allow management to report on, and our independent auditors to attest to our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of Sarbanes-Oxley. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations. Furthermore, there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of Sarbanes-Oxley, we might become subject to sanctions or investigation by regulatory authorities such as the SEC, The Nasdaq Stock Market or NYSE — ARCA. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that Sarbanes-Oxley and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

        Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our shareholders.

        Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company, even if it were beneficial to our shareholders to do so. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior shareholder approval and deter or prevent a takeover attempt;
•	authorize shareholder action only by unanimous written consent, thereby effectively requiring all shareholder actions to be taken at a meeting of our shareholders; and
•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates.

Risks Related to our Securities.

The public market for our securities was recently established, and our stock price could be volatile and could decline, resulting in a substantial loss in your investment.

        We completed our public offering in July 2005, so a trading market was only established recently. An active trading market for our securities may not be sustained, which could affect your ability to sell your securities and could depress the market price of your securities. The stock market in general and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this prospectus. In the past securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

Shares of common stock that are issuable pursuant to our stock option plans and our outstanding warrants when issued, could result in dilution to existing shareholders and could cause the market price of our common stock to fall.

        We have reserved shares of common stock that may be issuable pursuant to our stock option plans and our outstanding warrants outside those plans. These securities when issued and outstanding, may reduce earnings per share under accounting principles generally accepted in the U.S., and, to the extent they are exercised and shares of our common stock are issued, dilute percentage ownership to existing shareholders which could have an adverse effect on the market price of our common stock.

We have authorized, but unissued, shares of preferred stock available for issuance, which could negatively affect the value of our common shares.

        Our articles of incorporation currently authorize the issuance of 5,000,000 shares of our preferred stock. Our board of directors has the power to issue any or all of these additional shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We presently have no commitments or contracts to issue any shares of preferred stock. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of common stock.

We do not intend to pay dividends on our common stock.

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

ITEM 2.   DESCRIPTION OF PROPERTIES

        We conduct our principal operations in leased facilities in Loveland, Colorado, comprising approximately 6,300 square feet, leased from unrelated parties. The leases require minimum monthly payments of $4,800 through November 2006 and then decreasing to $1,495 per month through May 2007, as a lease on 4,200 square feet expires. The leases on the total space have options to renew for an additional one–year period, under similar terms. We also lease sales offices in California and Missouri, under agreements that expire in the second half of 2006 and require monthly payments of $3,350. Management believes that the current facilities are suitable and adequate for the current operations and are adequately covered by insurance. Should we experience a significant increase in its revenues in the near future, expansion of our existing facilities would be required, which we believe can be leased at competitive market rates in Loveland, Colorado. Should we choose to stay in our existing facilities, we believe we can extend the terms under similar rates as we are currently paying.

ITEM 3.   LEGAL PROCEEDINGS

        We are not a party to any legal proceedings, the adverse outcome of which would, in management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Item not applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We completed our public offering in July 2005 in which we sold 1,380,000 units of our securities at $6.00 per unit for gross proceeds of $8,280,000. Each unit consisted of one share of our common stock and one warrant. The warrants issued in our public offering are exercisable at $9.00 per share. Our units began trading July 18, 2005 under the symbol SWATU on both Nasdaq Small Cap Market and NYSE – ARCA, exchanges. Effective August 25, 2005, the common stock and warrants, previously comprising the units began trading separately and the units ceased trading. Our common stock and warrants are each quoted on Nasdaq SmallCap Market and NYSE — ARCA under the symbols SWAT and SWATW, respectively.

The following chart illustrates the high and low closing prices of our common stock for the periods indicated since it began trading on August 25, 2005:

Quarter Ended	High	Low
Fiscal 2005:

September 30, 2005	$6.80	$4.79
December 31, 2005	6.56	4.52

        As of March 17, 2006, there were approximately 850 record holders of our common stock.

        Each warrant issued in the public offering entitles the holder to purchase one share of common stock at an exercise price of $9.00 per share beginning on August 25, 2005 and ending on July 18, 2010, subject to the redemption rights described below. We have authorized and reserved for issuance the shares of common stock issuable upon exercise of the warrants. The warrants are exercisable to purchase a total of 1,380,000 shares of common stock.

        The warrant exercise price and the number of shares of common stock purchased upon exercise of the warrants are subject to adjustment in the event of, among other events, a stock dividend on, or a subdivision, recapitalization or reorganization of, the common stock, or the merger or consolidation of us with or into another corporation or business entity.

        Commencing July 18, 2008 and until the expiration of the warrants, we may redeem all outstanding warrants, in whole but not in part, upon not less than 30 days’ notice, at a price of $.10 per warrant, provided that the closing sale price of our common stock equals or exceeds $13.50 per share for 30 consecutive trading days preceding our redemption announcement. The redemption notice must be provided not more than five business days after conclusion of the 30 consecutive trading days in which the closing sale price of the common stock equals or exceeds $13.50 per share. In the event we exercise our right to redeem the warrants, the warrants will be exercisable until the close of business on the date fixed for redemption in such notice. If any warrant called for redemption is not exercised by such time, it will cease to be exercisable and the holder thereof will be entitled only to the redemption price of $.10 per warrant.

        No dividends have been declared by us in the prior two years. It is not likely that dividends will be declared in the fiscal year ending December 31, 2006.   We intend to seek to maximize shareholder value through growth. As a result, we do not expect to pay cash dividends on our common stock but intend, instead, to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our board of directors may deem relevant at the time such payment is considered.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

        We market high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. We have one principal customer, Kansas City Area Transit Authority, or KCATA, which accounted for substantially all of our sales in 2005 and 2004. Our primary near term focus is the mass transit market, and we are currently engaged in active discussions with over 100 metropolitan transportation authorities. Our plan is to present our products to these potential customers. We also believe that the law enforcement market represents a significant long-term opportunity, and we plan to be active in this market by attending trade shows and direct marketing as well as the continued participation in panels and Executive Committees of the International Association of Chiefs of Police.

        During July 2005, we completed our public offering, resulting in the sale of 1,380,000 units, each consisting of one common share and one warrant to purchase a common share, exercisable at $9.00 per share. The public offering raised approximately $8.3 million in gross proceeds for us. Under provisions contained in their terms, approximately $3.5 million in convertible notes and accrued interest were automatically converted into approximately 2,434,000 shares of common stock upon the completion of the public offering.

Results of Operations

        Our Independent Registered Public Accounting Firm’s report on our financial statements as of December 31, 2005, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes factors that raise substantial doubt about our ability to continue as a going concern.

Comparison of the year ended December 31, 2005 to 2004

        Net sales for the year ended December 31, 2005 totaled $109,000, which is a $160,000 or 60% decrease from net sales of $269,000 for the year ended December 31, 2004. In 2004 we shifted our marketing focus to mass transit customers. The change in sales between 2005 and 2004 is attributable to sales to one mass transit customer, the KCATA, which was obtained as a customer during mid-2004.

        Cost of sales for the year ended December 31, 2005 totaled $87,000, which is a $97,000 or 53% decrease as compared to the 2004 period. The change in cost of sales primarily resulted from the associated decrease in sales.

         Selling, general and administrative expenses in the year ended December 31, 2005, totaled $2,597,000, which is a $1,662,000 or 178% increase as compared to the 2004 period. The increase is primarily attributable to increases in payroll costs from additions to sales, development and management personnel, and additional costs associated primarily with sales and marketing. Professional fees were higher as we prepared for our public offering.

        Research and development expenses in the year ended December 31, 2005 totaled $444,000, which is a $200,000 or 82% increase as compared to the 2004 period. The increase is due to additional research and development personnel costs in 2005 as compared to the 2004 period and expanded development activities in 2005 following fund raising activities that closed in 2005.

        Interest expense for the year ended December 31, 2005, totaled $492,000, which is a $263,000 or 115% increase as compared to the 2004 period. The increase was directly attributable to higher debt levels to fund the operating losses and development activities and the amortization of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings.  Following the completion of the public offering, virtually all of the interest bearing debt was converted into equity, thereby reducing interest expense substantially in the second half of 2005.

         No income tax benefit was recorded on the loss for the years ended December 31, 2005 and 2004, as our management was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2005, we had a net operating loss carryforward for income tax purposes of approximately $6,800,000, expiring through 2025.

Issuances of Stock Options

        Our board of directors has reserved a total of 1,000,000 shares of our common stock for issuance pursuant to our 2004 Stock Incentive Plan, as amended. Our board of directors administers the plan. When we were a private company, our board of directors determined the fair value of our common stock when each option was granted based upon a contemporaneous assessment of the facts and circumstances when the options were granted. The primary factor that was considered was arm’s-length transactions involving the sale of common stock or common stock rights shortly before or approximate to, the granting of options.

Liquidity and Capital Resources

        We had a net loss of $4,193,000 for the year ended December 31, 2005. We expect our expenses in 2006 to remain generally at the levels incurred for the second half of 2005, following the completion of our public in July 2005 and our increased staffing and product development and marketing efforts implemented to increase sales. We are currently engaged in active sales communications with over 100 metropolitan transit authorities. Because of our lack of backlog and the uncertainty regarding the authorities’ purchasing decisions, we are making no estimates of expected revenues for 2006. We expect, however, that a loss will be incurred for 2006.

         At December 31, 2005, we had working capital of $4,807,000. During July 2005, we completed a public offering of our securities. The offering, including the over-allotment option exercised by the underwriter, sold a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share expiring in 2010. The offering generated net proceeds to us of approximately $6,967,000, after underwriting discounts and non-accountable expense allowance to the underwriters and offering expenses we incurred.

        Capital expenditures, primarily for development, testing equipment, office equipment and facility improvement costs for the fiscal year ending December 31, 2006 are anticipated to total approximately $150,000.

        We anticipate that spending for research and development for the fiscal year ending December 31, 2006, will increase from those incurred for the year ended December 31, 2005. The primary expenditures will be focused on product refinement and enhancements to respond to customer requests. Additional costs will also be incurred to achieve product standards once the law enforcement governing body finalizes standards for that industry’s product. We expect new applications and product enhancements will also require additional development expenses.

        We have a line of credit arrangement with a bank. The line of credit provides for up to a total of $395,000 to be drawn against eligible purchase orders we receive from customers. The line of credit relationship is based upon a verbal commitment from the bank, and advances are made subject to individual note agreements executed as purchase orders are submitted for funding. Advances under the note agreements are collateralized by our inventories, receivables, equipment and intangibles. The interest rate on advances is established at the time of advance, and notes in 2004 were generally at a rate of 11.5%. The notes have a maturity date of ninety days following the advance. During 2005, no amounts were advanced or outstanding under the arrangement and during 2004, $205,000 was advanced and repaid under two purchase orders. As the line of credit arrangement is not subject to a written agreement, the bank may withdraw at any time; however, the bank has not given any indication to us that they will not continue to provide the facility.

        During the year ended December 31, 2005 approximately $936,000 was raised from the sale of convertible notes payable. These notes were converted into common stock upon the completion of the public offering.

        During November and December 2004, Greg Pusey, E. Jeffrey Peierls and Brian Peierls, our shareholders, loaned an aggregate of $105,000 to us for working capital. The notes, including interest at 8.0%, were repaid in January 2005.

        In April 2005, we borrowed $825,000 under short-term notes with interest at 8% per annum, which was repaid in July 2005 upon the completion of our public offering. The notes included warrant rights, which based upon our public offering, gave rise to a total of 137,500 warrants exercisable at $6.00 per share expiring in July 2010.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 2005, the Company completed an initial public offering of its securities, generating net proceeds of approximately $6,967,000 and as of December 31, 2005, the Company’s cash position was $4,666,000. The Company incurred a net loss and utilized net cash in operating activities of $4,193,000 and $3,346,000, respectively, in the year ended December 31, 2005, and incurred a net loss and utilized net cash in operating activities of $1,326,000 and $1,028,000, respectively, in the year ended December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. During 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues will provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel, the hiring of a CEO in 2005 and expenses for expanded marketing activities will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Aggressively pursuing additional fund raising activities in 2006 in addition to the approximate $8.8 million that was received in 2005 from the Company's debt and securities offerings;

2.	Continue to focus priority sales and marketing efforts on securing additional purchase orders to increase revenues to generate additional margins from such sales;

3.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company's technologies; and

4.	Continue to monitor and implement cost control initiatives to conserve the December 31, 2005, approximate $4.7 million cash balance through 2006.

Operating Activities

        Net cash consumed by operating activities was $3,346,000 during the year ended December 31, 2005. Cash was consumed by the loss of $4,193,000, less non-cash expenses of $1,113,000 for depreciation, amortization and interest. Increases in inventories and prepaid expenses totaled $436,000 during the period following the increased level of funding with the 2005 fund raising activities to support anticipated increased operations. A net increase of $166,000 in accounts payable and accruals during the period provided cash.

        Net cash consumed by operating activities was $1,028,000 during the year ended December 31, 2004. Cash was consumed by the loss of $1,326,000, less non-cash expenses of $157,000 for depreciation, amortization and interest. Increases in accounts payable and accruals of $174,000 during the year provided cash.

Investing Activities

        Net cash outflows from investing activities consumed $228,000 during the year ended December 31, 2005. The outflow was primarily attributable to $198,000 in purchases of equipment, with an additional $25,000 invested in intangibles.

        Net cash outflows from investing activities consumed $32,000 during the year ended December 31, 2004. The outflow was primarily attributable to purchases of equipment and payments for intangibles.

Financing Activities

        Net cash inflows from financing activities generated $7,642,000 during the year ended December 31, 2005. Proceeds from sales of common stock and warrants, including the public offering, generated $7,145,000. Notes payable were increased by $1,640,000 and we paid costs associated with debt issuances of $206,000 during 2005. During this period $930,000 in bridge loans were repaid.

        Net cash inflows from financing activities generated $1,617,000 during the year ended December 31, 2004. Convertible notes payable were increased by $1,560,000 and we paid costs associated with debt issuances of $83,000. During 2004 $105,000 in bridge loan proceeds were also received, which were repaid in early 2005. We also received net proceeds from the sale of common stock and warrants totaling $42,000 during 2004.

Critical Accounting Policies

        Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to obtain a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies follows:

Accounts Receivable

        Accounts receivable balances are stated net of allowances for doubtful accounts. Management records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, we take into consideration such factors as our day-to-day knowledge of the financial position of specific clients, the industry and size of our clients. A financial decline of our current major customer or in the future of any one of our large clients could have an adverse and material effect on the collectibility of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in our statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

Inventories

        Our inventory is a significant component of current assets and is stated at the lower of cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory based primarily on our estimated forecast of product demand, market conditions, production requirements and technological developments. Significant or unanticipated changes to our forecasts of these items, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

Long-Lived Assets

        Our property and equipment is recorded at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of our long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value.

Deferred Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Revenue Recognition

        Our revenues are recognized when products are shipped to and accepted by unaffiliated customers. Products are generally shipped by common carrier or overnight delivery from our facility or directly from our contract manufacturer to the customer or the manufacturer, in the case of units being installed in new buses for our customers. Title and risk of loss on product deliveries remain with us until the customer accepts the product. Generally we have a right of recovery, should a shipment be damaged or lost by the freight carrier. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

Stock-based compensation

        SFAS No. 123, “Accounting for Stock-Based Compensation”, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value our stock at the date of the grant over the amount an employee must pay to acquire the stock.

        Transactions in which we issue stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliably measurable. We often utilize pricing models in determining the fair values of options and warrants issued as stock-based compensations to non-employees. These pricing models utilize the market price of our common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Recent Accounting Pronouncements

        In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”) . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05 -08”). This EITF deals with the accounting for the tax implications of beneficial conversion features associated with convertible debt. As a result, companies should now recognize deferred tax liabilities for the difference between the book and tax basis of any beneficial conversion feature with a corresponding adjustment to additional paid-in capital. EITF 05-08 is effective for the Company in the first quarter of 2006 and management currently estimates that the impact of adoption will not be material to the financial position or the results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We continue to evaluate the provisions of the standard and based upon initial computations of options granted to date, we anticipate a non-cash expense of approximately $480,000 in 2006 being recorded under the standard. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

ITEM 7.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Financial Statements:
         Balance Sheet as of December 31, 2005

         Statements of Operations for Years Ended December 31, 2005 and 2004

         Statements of Stockholders' Equity (Deficit) for Years Ended December 31, 2005 and 2004

         Statements of Cash Flows for Years Ended December 31, 2005 and 2004

Notes to Financial Statements	Page F-2 F-3 F-4 F-5 F-6 F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and stockholders
A4S Security, Inc.

We have audited the accompanying balance sheet of A4S Security, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A4S Security, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company did not generate significant revenues in 2005, reported a net loss of approximately $4,193,000 and consumed cash in operating activities of approximately $3,346,000, for the year ended December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.

Denver, Colorado
March 9, 2006

A4S Security, Inc.
Balance Sheet
December 31, 2005

ASSETS

Current assets:
Cash	$4,665,955
Inventories (Notes 3 and 6)	403,284
Prepaid expenses and other current assets	114,472

Total current assets	5,183,711

Property and equipment, net (Notes 4 and 6)	202,010

Intangible and other assets (Notes 5 and 6)	51,090

Total assets	$5,436,811

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$280,203
Accrued expenses	90,755
Installment obligations	5,978

Total current liabilities	376,936

Installment obligations, net of current portion	3,781

Total liabilities	380,717

Commitments (Note 10)

Stockholders' equity (Note 7):
Preferred stock, no par value, 5,000,000 shares authorized;
no shares issued or outstanding	—
Common stock, no par value, 30,000,000 shares authorized;
3,961,441 shares issued and outstanding	13,262,241
Accumulated deficit	(8,206,147)

Total stockholders' equity	5,056,094

Total liabilities and stockholders' equity	$5,436,811

See Accompanying Notes to Financial Statements.

A4S Security, Inc.
Statements of Operations
Years ended December 31,

	2005	2004
Net sales	$108,541	$268,501
Cost of sales	87,323	184,005

Gross profit	21,218	84,496

Operating expenses:
Selling, general and administrative	2,597,375	935,654
Research and development	443,671	243,926

Total operating expenses	3,041,046	1,179,580

Operating loss	(3,019,828)	(1,095,084)

Other income (expense):
Interest expense	(492,219)	(228,924)
Interest expense, non-cash contingent beneficial
conversion feature (Note 6)	(758,907)	—
Interest income	79,101	—
Other	(1,195)	(2,000)

Total other expense	(1,173,220)	(230,924)

Net loss	$(4,193,048)	$(1,326,008)

Basic and diluted net loss per share	$(2.16)	$(13.30)

Basic and diluted weighted average number of shares outstanding	1,937,298	99,731

See Accompanying Notes to Financial Statements

A4S Security, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2005 and 2004

	Preferred	Common Stock		Accumulated
	Stock	Shares	Amount	deficit	Total
Balance, December 31, 2003	$—	87,057	$1,700,793	$(2,687,091)	$(986,298)

Issuance of common stock upon
exercise of warrants	—	60,332	38,853	—	38,853

Proceeds allocated to warrants
and beneficial conversion feature	—	—	204,483	—	204,483

Sale of common stock warrants	—	—	3,265	—	3,265

Net loss for the year	—	—	—	(1,326,008)	(1,326,008)

Balance, December 31, 2004	—	147,389	1,947,394	(4,013,099)	(2,065,705)

Proceeds allocated to warrants
and beneficial conversion feature	—	—	188,532	—	188,532

Sale of common stock warrants	—	—	57,003	—	57,003

Proceeds from initial public
offering, net of offering costs
of $1,313,269	—	1,380,000	6,966,731	—	6,966,731

Issuance of common stock upon
conversion of notes payable and
accrued interest	—	2,434,052	3,343,674	—	3,343,674

Beneficial conversion feature
recognized upon completion of
initial public offering (Note 6)	—	—	758,907	—	758,907

Net loss for the year	—	—	—	(4,193,048)	(4,193,048)

Balance, December 31, 2005	$—	3,961,441	$13,262,241	$(8,206,147)	$5,056,094

See Accompanying Notes to Financial Statements.

A4S Security, Inc.
Statements of Cash Flows
Years Ended December 31,

	2005	2004

Cash flows from operating activities
Net loss	$(4,193,048)	$(1,326,008)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization of interest on convertible debt allocation	1,057,095	124,007
Depreciation and amortization	56,035	33,046
Loss on disposal of equipment	—	1,018
(Recovery of) provision for doubtful accounts receivable	(5,000)	5,000
(Increase) decrease in:
Accounts receivable	8,751	(6,114)
Inventories	(321,357)	(33,209)
Prepaid expenses and other current assets	(114,472)	—
Increase (decrease) in:
Accounts payable	36,047	47,973
Accrued liabilities	130,185	126,401

Net cash used by operating activities	(3,345,764)	(1,027,886)

Cash flows from investing activities:
Purchases of property and equipment	(198,205)	(17,700)
Purchase of intangibles	(24,910)	(13,283)
Additions to other assets	(4,396)	(1,293)

Net cash used by investing activities	(227,511)	(32,276)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,640,346	1,665,010
Payment of deferred financing costs	(206,012)	(83,156)
Repayment of bridge loans	(930,000)	—
Repayment of installment obligations	(7,701)	(7,389)
Proceeds from issuance of common stock and warrants	7,144,938	42,118

Net cash provided by financing activities	7,641,571	1,616,583

Net increase in cash	4,068,296	556,421

Cash at beginning of year	597,659	41,238

Cash at end of year	$4,665,955	$597,659

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$19,200	$8,500
Schedule of non-cash investing and financing transactions:
Conversion of notes payable and accrued interest into shares of common stock	$3,343,700	$—

See Accompanying Notes to Financial Statements.

A4S Security, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

1.	Nature of Business, organization, going concern and management’s plans:

Nature of business:

A4S Security, Inc., (formerly — A4S Technologies, Inc.) (the “Company” or “A4S”), has developed a patent pending digital recording system for mobile and stationary security applications. The target markets the Company is pursuing are transportation, law enforcement, defense, and security/surveillance markets. A4S provides video, audio, and enhanced information recording devices to these markets where high clarity of picture and recording, along with ease of storage and retrieval are key factors in purchase decisions.

Organization:

A4S was organized in September 1999 as a Limited Liability Partnership and subsequently incorporated effective January 1, 2000 as a Montana corporation. In December 2004, the Company was reincorporated as a Colorado corporation. Under the Colorado incorporation all debt and equity securities and stock options and warrants were converted into equivalent instruments in the Colorado entity. On April 14, 2005, the Company's board of directors authorized and the Company's shareholders approved, a 1 for 18.4 reverse split of the Company's common stock effective May 26, 2005. Also approved at the April 14, 2005 meeting was a change in the Company's name to A4S Security, Inc. All name, share and per share information within these financial statements have been retroactively restated to reflect the name change, the reverse split and the Colorado corporation provisions.

Going concern and management’s plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 2005, the Company completed an initial public offering of its securities, generating net proceeds of approximately $6,967,000 (Note 7) and as of December 31, 2005, the Company’s cash position was $4,666,000. The Company incurred a net loss and utilized net cash in operating activities of $4,193,000 and $3,346,000, respectively, in the year ended December 31, 2005, and incurred a net loss and utilized net cash in operating activities of $1,326,000 and $1,028,000, respectively, in the year ended December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. During 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues will provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel, the hiring of a CEO in 2005 and expenses for expanded marketing activities will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Aggressively pursuing additional fund raising activities in 2006 in addition to the approximate $8.8 million that was received in 2005 from the Company's debt and securities offerings;

2.	Continue to focus priority sales and marketing efforts on securing additional purchase orders to increase revenues to generate additional margins from such sales;

3.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company's technologies; and

4.	Continue to monitor and implement cost control initiatives to conserve the December 31, 2005, approximate $4.7 million cash balance through 2006.

2.	Summary of significant accounting policies:

Revenue recognition and accounts receivable:

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company recognizes revenue in accordance with SAB 101 and SAB 104.

The Company recognizes revenue when product is delivered. The Company currently markets its systems primarily throughout the United States. One customer located in Kansas City, accounted for substantially all of the net sales for the years ended December 31, 2005 and 2004.

The Company extends credit to customers, generally without requiring collateral. Management monitors its exposure for credit losses on an ongoing basis to determine if any receivables will potentially be uncollectible. An allowance for doubtful accounts is recorded for account balances specifically identified as potentially uncollectible. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company purchases substantially all of its products for resale from one supplier. Management believes that other suppliers through various purchasing arrangements could generally provide products for resale under substantially equivalent terms.

Property and equipment:

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, as follows:

Computer equipment and software Office equipment and improvements Demonstration vehicles	3-5 years 4-5 years 3 years

Impairment of long-lived assets:

Management assesses the carrying values of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying amount is not considered recoverable if it exceeds the sum of undiscounted cash flows expected to result from the eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. Management does not believe any impairment has occurred as of December 31, 2005.

Shipping and handling fees and costs:

The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred by the Company in cost of sales.

Advertising expenses:

Advertising is charged to expense as incurred. For the years ended December 31, 2005 and 2004, advertising expenses totaled approximately $155,000 and $16,500, respectively.

Research and development:

The Company includes in research and development expense: payroll, facility rent, shop supplies and other expense items directly attributable to research and development. The Company does not contract its research and development work, nor does it, at this time, perform research and development work for others.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates.

Fair value of financial instruments:

Much of the information used to determine fair values is highly subjective and judgmental in nature and therefore, the results may not be precise. In addition, estimates of cash flows, risk characteristics, credit quality and interest rates are all subject to change. Since the fair values are estimated as of the balance sheet date, the amounts, which will actually be realized or paid upon settlement or maturity of the various instruments, could be significantly different.

The carrying amounts of accounts payable and installment obligations approximate fair value because of their variable interest rates and \ or short maturities.

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

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

	2005	2004

Net loss, as reported	$(4,193,000)	$(1,326,000)
Deduct: Total stock-based employee compen-
sation expense determined under fair value
based method for awards granted, modified
or settled	(409,000)	(91,000)

Pro forma net loss	$(4,602,000)	$(1,417,000)

Net loss per share:
Basic and diluted - as reported	$(2.16)	$(13.30)

Basic and diluted - pro forma	$(2.38)	$(14.21)

The fair value of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions used: expected dividend yield, 0%; expected stock price volatility 51%; risk free interest rate 4.3% in 2005 and 2004, expected life of options 9.5 years in 2005 and 2004.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We continue to evaluate the provisions of the standard and based upon initial computations of options granted to date, we anticipate a non-cash expense of approximately $480,000 in 2006 being recorded under the standard. Depending upon the amount of and terms for options that are granted in future periods and the impact of previous issues that will vest subsequent to January 1, 2006, the implementation of this standard could have additional non-cash impact on results of operations in future periods.

Income (loss) per share:

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Convertible notes, stock options and warrants are not considered in the calculation, as the impact of the potential common shares (2,214,685 shares at December 31, 2005 and 2,561,670 shares at December 31, 2004) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Comprehensive income (loss):

SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income (loss), which includes certain items not previously reported in the statement of operations, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended December 31, 2005 and 2004, the Company did not have any components of comprehensive income (loss) to report.

Recently issued accounting pronouncements:

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”) . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05 -08”). This EITF deals with the accounting for the tax implications of beneficial conversion features associated with convertible debt. As a result, companies should now recognize deferred tax liabilities for the difference between the book and tax basis of any beneficial conversion feature with a corresponding adjustment to additional paid-in capital. EITF 05-08 is effective for the Company in the first quarter of 2006 and management currently estimates that the impact of adoption will not be material to the Company's financial position or the results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We continue to evaluate the provisions of the standard and based upon initial computations of options granted to date, we anticipate a non-cash expense of approximately $480,000 in 2006 being recorded under the standard. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

3.	Inventories:

Inventories consisted of the following at December 31, 2005:

Finished products for resale	$147,206
Raw materials and components	256,078

$403,284

4.	Property and equipment:

Property and equipment consisted of the following at December 31, 2005:

Computer equipment and software	$190,476
Office equipment and improvements	110,282
Demonstration vehicles	30,569

331,327
Less accumulated depreciation	129,317

$202,010

5.	Intangible and other assets:

Intangible and other assets consisted of the following at December 31, 2005:

Patent and trademark applications	$43,900
Deposits and other	7,190

$51,090

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company will amortize these costs over the shorter of the legal life of the patent or its estimated economic life.

6.	Debt Agreements:

Convertible notes payable:

The Company completed a series of convertible debt offerings, under which a total of $3,513,000 plus accrued interest of $242,000 was outstanding as of the completion of the Company's IPO in July 2005. The unsecured notes bore interest at 6% to 8%, and all convertible notes payable were due December 31, 2006. Substantially all of the 6% notes, totaling approximately $1.8 million were sold to related parties consisting of directors, officers and stockholders. Upon the successful completion of the IPO in July 2005, these notes and related accrued interest, by their terms, were automatically converted into a total of approximately 2,434,000 common shares (Note 7). While outstanding, these debt agreements contained restrictive covenants, including restrictions on the Company's ability to declare dividends.

The proceeds of the note offerings were allocated between the estimated value of the notes and any warrants based upon their respective estimated fair values and allocated to beneficial conversion features, based upon their respective estimated intrinsic values. In 2004, $204,000 was allocated, and in 2005, an additional $121,000 was allocated to the warrants and the beneficial conversion features, based upon the offerings. The amounts so allocated were recorded as additional interest expense over the terms of the loans, giving rise to an effective interest rate on the loans of approximately 15%. As of the conversion of the notes into equity, the remaining unrecognized allocation amounts were reversed into the net equity adjustment.

The Emerging Issues Task Force (“EITF”) of the FASB issued EITF 98-5 discussing among other topics, accounting for Convertible Securities with Beneficial Conversion Features (“BCF”). The EITF requires that convertible instruments issued with a conversion option that is in-the-money at the date of such offering generally be accounted for with a portion of the offering proceeds allocated to equity for the BCF and such amount be accreted back to the face amount of the debt as additional interest expense. Such difference between the prior conversion amount and the IPO value is a contingent BCF and therefore not recognized until the IPO is completed. In July 2005, the Company recorded a BCF as non-cash interest expense upon the completion of the IPO. This non-cash charge amount was computed to be $758,907 and is included in the year ended December 31, 2005. A corresponding credit was recorded to additional paid-in capital, so the charge has no effect on total stockholders’ equity. No further entries will be required for this BCF item in future periods.

Bridge loans:

During November and December 2004, the Company borrowed a total of $105,000 from three stockholders under unsecured demand notes, bearing interest at 8%. The bridge loans were repaid in January 2005, including interest.

In April 2005, the Company borrowed $825,000 under short-term notes with interest at 8% per annum, which were repaid in July 2005 upon the completion of the IPO. The notes included warrant rights, which based upon the initial public offering, gave rise to a total of 137,500 warrants being issued, exercisable at $6.00 per share and expiring in July 2010. The proceeds of the notes were allocated between the notes and the warrants based upon their estimated relative fair values, with $53,600 being allocated to the value of the warrants. This amount was being accreted back to the balance of the notes, over their lives, up to the time of repayment, as additional interest expense.

Credit arrangement:

The Company has a line of credit arrangement with a bank. The line of credit provides for up to a total of $395,000 to be drawn against eligible purchase orders the Company receives from customers. The line of credit relationship is based upon a verbal commitment from the bank, and advances are made subject to individual note agreements, executed as purchase orders are submitted for funding. Advances under the note agreements are collateralized by inventories, receivables, equipment and intangibles of the Company. The interest rate on advances is established at the time of advance, and notes in 2004 were generally at a rate of 11.5%. The notes have a maturity date of 90 days following the advance. During 2005, no amounts were advanced or outstanding under the arrangement and during 2004, $205,000 was advanced and repaid under two purchase orders.

7.	Stockholders’ Equity:

Initial public offering

During July 2005, the Company completed an initial public offering (“IPO”) of securities. The offering, including the over-allotment option exercised by the underwriter, resulted in the sale of a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share, expiring in 2010. The offering generated net proceeds to the Company of approximately $6,967,000, after underwriting discounts and non-accountable expense allowance to the underwriters and offering costs payable by the Company. Concurrent with the IPO, the Company’s convertible notes payable were converted to common stock.

Common stock transactions:

During 2004, $3,265 was received from the sale of warrants. During 2004, the holders of warrants to acquire 60,332 shares of common stock at $.64 per share, exercised their warrants generating $38,853 in proceeds to the Company. During 2005, $57,003 was received from the sale of warrants and an additional $188,532 was allocated to the value of warrants sold as part of the debt offerings in 2005.

Stock options:

In 2004, the Board of Directors of the Company adopted the 2004 Stock Incentive Plan, as amended for the benefit of certain employees and consultants. The Company has reserved a total of 1,000,000 shares of its common stock for issuance pursuant to the exercise of options to be granted. The Plan is administered by the Board of Directors. The exercise prices of the options granted are determined by the Option Committee and are established at the estimated fair value of the Company’s common stock at the date of grant. The Option Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed 10 years.

A summary of the status of the Company’s stock options as of December 31, 2005 and 2004, and changes during the years then ended, is presented below:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	399,565	$4.21	19,674	$18.40
Granted	283,248	$3.92	380,435	$3.50

Exercised	—	—	—	—
Forfeited	(32,439)	$3.50	(544)	$18.40

Outstanding, end of year	650,374	$4.18	399,565	$4.21

Options exercisable, end of year	148,859	$5.17	20,346	$11.83

Subsequent to December 31, 2005, the Company issued options to purchase an additional 130,000 shares of common stock to employees under the Company stock option plan, exercisable at an average of $5.22 per share, subject to vesting requirements and with ten year lives.

Common stock purchase warrants:

In connection with a December 2002 note offering that was subsequently converted into common stock, the Company issued warrants to purchase 4,035 shares of common stock at approximately $18.00 per share, which expire on December 31, 2006.

In connection with a September 2003 convertible note offering, the Company issued warrants to purchase 18,750 shares of common stock at $18.40 per share, which expire on September 30, 2007.

In connection with a November 2004 convertible note offering, the Company issued warrants to purchase 112,872 shares of common stock at $5.15 per share, expiring thirty months after issuance. Additionally, as compensation to the agent facilitating the placement sale, warrants expiring in sixty months, were issued to purchase 24,327 common shares. Warrants to purchase 16,218 shares are exercisable at $3.50 per share and warrants to purchase 8,109 shares are exercisable at $5.15 per share.

In connection with the July 2005 IPO, the Company issued warrants to purchase 1,380,000 shares of common stock at $9.00 per share, expiring in July 2010. The warrants trade under the symbol SWATW on Nasdaq Small Cap market and the NYSE – ARCA exchanges.

The warrant exercise price and the number of shares of common stock purchased upon exercise of the warrants are subject to adjustment in the event of, among other events, a stock dividend on, or a subdivision, recapitalization or reorganization of, the common stock, or the merger or consolidation of us with or into another corporation or business entity.

Commencing July 18, 2008 and until the expiration of the warrants, the Company may redeem all outstanding warrants, in whole but not in part, upon not less than 30 days' notice, at a price of $.10 per warrant, provided that the closing sale price of the Company's common stock equals or exceeds $13.50 per share for 30 consecutive trading days preceding a redemption announcement. The redemption notice must be provided not more than five business days after conclusion of the 30 consecutive trading days in which the closing sale price of the common stock equals or exceeds $13.50 per share. In the event the Company exercises our right to redeem the warrants, the warrants will be exercisable until the close of business on the date fixed for redemption in such notice. If any warrant called for redemption is not exercised by such time, it will cease to be exercisable and the holder thereof will be entitled only to the redemption price of $.10 per warrant.

9.	Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2005	2004

Federal income tax benefit at 34%	$(1,425,000)	$(461,000)
State income tax benefit net of federal tax effect	(160,000)	(36,000)
Permanent items	375,000	59,000
Depreciation	10,000	5,000
Valuation allowance	1,200,000	433,000

	$—	$—

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $6,800,000 for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2025. Certain of the net operating loss carryforwards are subject to annual usage limitations as a result of changes in ownership levels within the Company. A valuation allowance was recorded at December 31, 2005, due to uncertainty as to the realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets (liabilities):
Net operating loss carryforwards, long term	$2,600,000
Tax credits, long term	72,000
Equipment, long-term	(16,000)
Accrued expenses	29,000

Deferred tax asset	2,685,000
Valuation allowance	(2,685,000)

Net current deferred tax asset	$—

10.	Commitments:

Leases:

The Company leases its office, development and shop facilities from unrelated parties under agreements that expire through 2007 and require monthly rentals of approximately $8,200, with a minimum commitment of $85,000 in 2006 and $7,500 in 2007. Certain of the agreements contain renewal options under specified conditions. Total rent expense under all agreements totaled $92,000 and $52,000 for the years ended December 31, 2005 and 2004, respectively.

Employment agreements:

The Company entered into employment agreements, including those executed in 2005, with five of its key management personnel. The agreements extend to 2007, provide for customary benefits and confidentiality provisions and are also renewable. The agreements provide for a total annual compensation of approximately $490,000.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 8A.   CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the last day of the period of the accompanying financial statements. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date our disclosure controls and procedures were effective in ensuring that all material information relating to us required to be filed in the annual report has been made known to them in a timely manner.

(b)	Changes in Internal Controls

There have been no significant changes made in our internal controls or in other factors that have significantly affected internal controls subsequent to the evaluation date.

Item 8B.   OTHER INFORMATION

NONE

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals serve as our directors and/or officers, as indicated:

Name	Age	Position
Thomas R. Marinelli Michael Siemens Gregory Pusey Matthew Siemens Jeffrey G. McGonegal Gail Schoettler Barry Loder Robert J. Williams	54 50 53 36 54 61 47 64	Chief Executive Officer and Director President and Director Chairman of the Board of Directors and Secretary Executive Vice President Chief Financial Officer Director Director Director

        Thomas R. Marinelli – Tom became a director in December 2004 and our Chief Executive Officer in April 2005. He has spent the past 29 years in positions of increasing responsibilities at DaimlerChryslerAG, including President of Chrysler Europe, and most recently as Vice President of Chrysler and Jeep Brands. Since August 2004, Tom has been a director of Bossier Automotive Group, a DaimlerChrysler dealer. He received a B.S. degree in finance and marketing from Boston College and an M.B.A. degree from Michigan State University.

        Michael Siemens — Michael is one of our founders and serves as our President. In 1996, he founded MSA Corporation, a company that was one of the first to sell laptop computers over the Internet and provide website development services for business and governmental entities. Michael sold MSA Corporation in 1999. Prior to entering the technology field, Michael was employed as a police officer in southern California from 1978 until 1991. As our representative, Michael serves on the Executive Committee of the IACP Advisory Panel on law enforcement use of in-car digital video systems. His police experience and understanding of the use of digital video in law enforcement have played a key role in our product development and provides the IACP panel with a unique perspective.

        Gregory Pusey — Greg joined our board in 2002 and has served as Chairman of the Board since October 2004. He is the President of Advanced Nutraceuticals, Inc., a publicly-held company engaged in manufacturing and marketing of nutraceuticals. Greg has been associated with Advanced Nutraceuticals, Inc. and its predecessors since 1997. Greg is also the President, principal shareholder and a director of Cambridge Holdings, Ltd., a publicly-held real estate and business development firm, chairman of the board of directors and director of AspenBio Pharma, Inc., a publicly-held biomedical company, and President of Livingston Capital, Ltd., a private venture capital firm. He holds a B.S. degree in finance from Boston College.

        Matthew Siemens — Matt joined us as Executive Vice President in February 2003. He has served in leadership positions in both start-up and established enterprises. After managing sales, marketing and engineering efforts in telecommunications growth industries, Matt has focused on corporate development and fund raising for technology companies over the past five years. Matt joined NuVox Communications, a telecommunications provider, as Executive Director of Business Development in 2001. Prior to NuVox, he served as Vice President of Product Marketing at Maple Optical Systems in 2001 and was a founder and served as Vice President Marketing and Business Development at NewTERA in 2000. Matt joined Electric Lightwave in 1997 and was director of NexGen Marketing. Matt is the brother of Michael Siemens.

        Jeffrey G. McGonegal — Jeff became our Chief Financial Officer in late 2003. Jeff also serves as Senior Vice President — Finance of Advanced Nutraceuticals, Inc. and Cambridge Holdings, Ltd. and as Chief Financial Officer of AspenBio Pharma, Inc. Since 1997, he has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, Jeff was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Jeff served as managing partner of the Denver, Colorado office. Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly-held company in the nutritional supplements industry and he is also a member of the board of directors of Applied Medical Devices, Inc. and The Rockies Venture Club, Inc. He received a B.A. degree in accounting from Florida State University.

        Barry Loder – Barry became a director in April 2005. Barry is President of BCL Partners, a financial consulting firm he founded in 2000, specializing in providing merger and acquisition and corporate financing services. Barry was a cofounder of Advanced Nutraceuticals, Inc., and served as Vice President of Corporate Development from inception to August 2000. From March 1995 to January 1998, Barry served as Chief Financial Officer and later also as Chief Operating Officer of Nutrition For Life International, Inc., a nutritional network marketing company. From October 1993 through March 1995, he was a financial consultant, performing corporate finance, merger and acquisition and other financing activities. Mr. Loder was the Director of Mergers and Acquisitions for Allwaste, Inc. from 1992 to 1994. He was co-founder of Republic Waste Industries and served as Senior Vice President of Finance during 1990 and 1991. Barry has a Masters Degree in business administration from Houston Baptist University, a B.A. in accounting and finance from Walsh University and is a Certified Public Accountant.

        Gail Schoettler — Dr. Gail Schoettler joined the board of A4S in April 2005. She chairs the board of Fischer Imaging Corp. and also serves on the boards of AspenBio Pharma, Inc., CancerVax Corp., and several non-profit organizations. She has served as a U.S. Ambassador, head of the Defense Department’s presidential transition for global communications, security and intelligence, and as Colorado’s Lt. Governor and State Treasurer. She started two successful banks and is involved in her family’s cattle ranch, vineyards and real estate enterprises. Gail speaks and writes internationally on globalization, political strategies for business, and women’s issues. She has a B.A. in economics from Stanford University and M.A. and Ph.D. degrees in history from the University of California. Among her numerous awards is the French Legion of Honor, France’s highest civilian award.

        Robert J. Williams – Bob became a director in July 2005. He is an independent consultant to corporations pursuing government contract awards. He was employed by Ford Motor Company from 1996 to 2001, serving in a wide variety of positions, including Manager of Ford’s Government Sales Department, the department responsible for sales to federal, state and local government agencies. In this position, Bob established Ford Police Advisory Board, a cooperative effort between police agencies and Ford engineers. Bob graduated from Creighton University in Omaha, Nebraska with a degree in economics and pursued post-graduate study in business administration. He served in the United States Army from 1963 to 1965, earning a direct commission as a second lieutenant.

        The following is biographical information regarding other key personnel of A4S:

        David Desormeaux – David joined A4S as Senior Director of Engineering and Operations in September of 2005. David brings 20 years of experience developing software/hardware products for the enterprise computing industry. Most recently, he served for two years as General Manager of a software business unit at Eaton Corporation. Before that, he spent 18 years at Hewlett-Packard Company in a variety of technical, sales, and management roles. David holds a patent for a computer architecture that optimizes volumetric rendering and a patent for a hand-held inkjet printing device. He has both a B.S. and M.S. degree in Electrical Engineering from Purdue University.

        Scott Ruff – Scott joined A4S as Software Architect in February of 2006. Scott brings 16 years of experience developing software in many technical areas including CAD, graphics, database, web, and multimedia. Most recently, he served as a Software Architect for NVIDIA Corporation, developing multimedia applications for personal computers and consumer electronics devices. Prior to that, he worked at a small consulting firm architecting high end video capture systems. He holds a B.S. in Computer Science from California State University Long Beach.

        Timothy Fetter — Tim joined the A4S team as the Director of Sales in July 2004 bringing with him over 25 years of sales and sales management experience in the technology start-up arena. He has had a working relationship since 2001 with A4S as Director of Sales of OnStream Data Inc. This computer hardware manufacturer and spin-off of the Philips Electronic Corporation helped develop our original ShiftWatch® technology based on OnStream’s ADR tape drives. Prior to OnStream Data, Tim worked as the OEM Sales Manager for the Cyrix Corporation of Dallas, Texas. While Tim worked for Cyrix, it evolved into the second largest manufacturer of microprocessors in the world. Tim earned a B.S. degree from Southeast Missouri State University in 1979.

Compliance with Section 16(a) of the Exchange Act

        Based solely on the Company’s review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company and written representations from these persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended December 31, 2005.

Board Committees and Meetings

        Our board of directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

        Our current Audit Committee members are Barry C. Loder (chair), Gail Schoettler and Robert J. Williams. The Audit Committee performs the following functions, among others:

•	Directly appoints, retains and compensates our independent auditor and pre-approves all auditing and non-auditing services of the independent auditor;
•	Evaluates the independent auditor's qualifications, performance and independence;
•	Discusses the scope of the independent auditors' examination;
•	Reviews and discusses the annual audited financial statements and quarterly financial statements with management and the independent auditor and the report of the independent auditor thereon;
•	Assesses our accounting practices and policies;
•	Reviews and approves of all related-party transactions, including transactions between us and our officers or directors or affiliates of officers or directors;
•	Develops, and monitors compliance with, a code of ethics for senior financial officers;
•	Develops, and monitors compliance with, a code of conduct for all our employees, officers and directors;
•	Establishes procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters; and
•	Establishes procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

        The specific functions and responsibilities of the Audit Committee are set forth in the Audit Committee Charter. We have determined that Mr. Loder, who chairs our Audit Committee, qualifies as an “audit committee financial expert” pursuant to SEC regulations. Mr. Loder is “independent” pursuant to Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and pursuant to Nasdaq rules and the other members of the Audit Committee satisfy the financial literacy requirements for Audit Committee members under these rules and regulations.

Compensation Committee

        Our current Compensation Committee, whose members are Gail Schoettler (chair) and Barry C. Loder. The Compensation Committee performs the following functions, among others:

•	Develops executive compensation philosophy and establishes and annually reviews and approves policies regarding executive compensation programs and practices;
•	Reviews and approves corporate goals and objectives relevant to the Chief Executive Officer's compensation, evaluates the Chief Executive Officer's performance in light of those goals and objectives and sets the Chief Executive Officer's compensation based on this evaluation;
•	Reviews the Chief Executive Officer's recommendations with respect to, and approves annual compensation for, our other executive officers;
•	Establishes and administers annual and long-term incentive compensation plans for key executives;
•	Recommends to the board for its approval and, where appropriate, submission to our shareholders, incentive compensation plans and equity-based plans;

•	Recommends to the board for its approval changes to executive compensation policies and programs; and
•	Reviews and approves all special executive employment, compensation and retirement arrangements.

Nominating and Corporate Governance Committee

        Our Nominating and Corporate Governance Committee is comprised of Gail Schoettler (chair) and Barry C. Loder. The Nominating and Governance Committee performs the following functions, among others:

•	Reviews, approves and recommends for board consideration director candidates and advises the board with regard to nomination or election of director candidates;
•	Determines procedures for the review, approval and recommendation of director candidates, as appropriate;
•	Determines procedures for the consideration of shareholder-recommended board candidates;
•	Recommends to board standards regarding the definition of "independence" as such term relates to directors (taking into account, among other things, Nasdaq requirements and any other laws and regulations applicable to us);
•	Establishes performance criteria/expectations for directors in areas of attendance, preparedness, candor and participation; and
•	Develops, reviews and recommends to the board, as appropriate, principles and policies relating to corporate governance; and monitors compliance with and the effectiveness of such principles and policies, as appropriate.

Underwriter’s Board Rights

        Pursuant to the underwriting agreement in connection with our public offering, we have agreed, for a period of no less than two years from the date of our public offering, to engage a designee of the representatives of the underwriters as an advisor to our board of directors. Such advisor may attend meetings of the board, receive all notices and other correspondence and communications sent by us to members of our board of directors and receive compensation equal to the highest compensation of other non-officer directors, excluding the chairperson of our Audit Committee and Nominating and Corporate Governance Committee. In addition, such advisor is entitled to receive reimbursement for all costs incurred in attending such meetings including, food, lodging and transportation. The advisor will have none of the duties, rights, or powers of a director.

CODE OF ETHICS

        Our board of directors has adopted a Code of Ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics codifies the business and ethical principles that govern all aspects of our business.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation paid by us for the three most recent fiscal years to our executive officers:

	Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensa- tion (5)	Restriced Stock Awards($)	Options (#)	LTIP Payouts ($)	All Other Compensa-tion ($)

Thomas Marinelli(1)	2005	$90,000	—	—	—	54,348	—	—
CEO

Michael Siemens(2)	2005	$135,330	—	$6,667	—	8,152	—	—
President
	2004	$64,310				119,565
	2003	$67,905				5,761

Matthew Siemens(3)	2005	$150,100		$6,821		16,304
Executive Vice President
	2004	$125,818				97,826
	2003	$90,471				7,065

Jeffrey G. McGonegal(4)	2005	$51,000				5,435
Chief Financial Officer
	2004	—				81,522
	2003	—				5,761

(1)	Under the terms of Thomas Marinelli’s employment agreement which commenced in 2005, $54,000 of the compensation he received was paid to his service company.

(2)	Michael Siemens also received a relocation and rental allowance as described below in connection with his relocation to Colorado.

(3)	Matthew Siemens joined A4S in 2003 and in 2003 his compensation included $29,225 paid for consulting services.

(4)	Jeffrey G. McGonegal joined A4S in 2003, but received no cash compensation in 2003 or 2004.

(5)	Other annual compensation includes group medical benefits paid on behalf of the executive as part of our employee group medical plan.

Stock Option Programs

         We have created our 2004 Stock Incentive Plan, which authorizes the grant of restricted stock issuances or options to purchase an aggregate of 1,000,000 shares of our common stock. The 780,374 outstanding options were granted pursuant to the Plan with 445,526 exercisable at $3.50 per share, 127,717 exercisable at $3.85 per share, 19,130 exercisbale at $18.40 per share and the balance, 188,000 exercisable at between $5.05 and $6.70.

        The purpose of the Plan is to promote our interests and the interests of our shareholders by providing participants a significant stake in our performance and providing an opportunity for the participants to increase their holdings of our Common Stock. The Plan will be administered by the Board, the Compensation Committee or a committee of the Board, as the Board may from time to time designate. The Board has the authority to select employees and consultants (which may include directors) to receive awards, to determine the number of shares of common stock covered by awards and to set the terms and conditions of awards. In addition to stock options, we may also offer a participant the right to purchase shares of common stock subject to such restrictions and conditions as the Board may determine at the time of grant. Such conditions may include continued services to us or the achievement of specified performance goals or objectives. No common stock has been issued pursuant to the Plan.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the 2004 Stock Incentive Plan as of December 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)

Equity Compensation Plans
Approved by Stockholders	650,374	$4.18	349,626	1,000,000

Equity Compensation Plans
Not Approved by
Stockholders	None	—	—	—

TOTAL	650,374	$4.18	349,626	1,000,000

Option Exercises and Year-End Values

The following table shows option exercises by the named executive officers during the fiscal year ended December 31, 2005 and the number and value of unexercised options at December 31, 2005.

Name	Number of Shares Under- lying Options Exercised (#)	Value Realized $	Number of Unexercised Options At Year End (#) Exercisable/ Unexercised	Value of In-the-Money Options at Year End ($) Exercisable/ Unexercisable (1)

Thomas Marinelli	—	$—	45,290 / 36,232	$131,033 / $104,566
Michael Siemens	—	$—	38,288 / 95,190	$86,281 / $238,120
Matthew Siemens	—	$—	37,908 / 83,287	$94,240 / $235,596
Jeffrey G. McGonegal	—	$—	27,418 / 65,300	$66,750 / $184,555

(1)          Based on the price of the common stock of $ 6.39 on December 30, 2005 as reported by Nasdaq Small Cap Market.

Employment Agreements

        We have entered into employment agreements with our President, Michael Siemens, our Executive Vice President, Matthew Siemens, our Chief Financial Officer, Jeffrey G. McGonegal, and our Chairman of the Board of Directors, Gregory Pusey. Each agreement has a base term through May 31, 2007. The following are the base annual salaries for these persons: Michael Siemens — $125,000; Matthew Siemens — $125,000, Jeffrey G. McGonegal — $60,000; and Gregory Pusey — $60,000. The employment agreements for Messrs. Marinelli, McGonegal and Pusey provide that each will devote substantial business time to our activities, but do not require that they devote any specific percentage of their time to us. Each agreement provides that our board of directors will create a bonus plan for executive officers, which will include each of these persons. The terms and objectives of the bonus plan will be determined by our board of directors. The employment agreements with Michael Siemens and Matthew Siemens provide that if they satisfy our annual objectives, they will be paid a bonus in an amount equal to at least 50% of their salary. Each employment agreement includes provisions for termination pay of the equivalent of six months salary if the officer’s employment is terminated by us without “cause” or by the officer for “good reason” or upon death or disability of the officer. Each employment agreement also provides that if the officer is terminated by us without “cause” or by the officer for “good reason,”the officer may elect to continue to be employed by us through December 31, 2008 and receive a salary of $500 per month. The officer would then be required to provide only limited services not to exceed two hours per month on an as requested basis. The extended term was included in the agreements to permit each of these officers to maintain employment with us and to continue to qualify for the right to maintain their options to acquire our common stock.

        To accommodate Michael Siemens’ move to Colorado, we provided a $1,400 per month rental allowance until the sale of his former residence in Montana in mid 2005. We also provided him with a moving allowance of $25,000, and paid him deferred salary of $5,333 per month from April 1, 2005, through the closing of our public offering in July 2005.

        We also have an employment agreement with our chief executive officer, Thomas Marinelli, which commenced on April 1, 2005 and ends on March 31, 2007. Tom will receive an annual salary of $120,000, which may be increased by our board of directors, and will also be eligible for bonuses under the bonus plan to be created by our board. He will devote a majority of his business time to our business activities. If the employment agreement is terminated by us without “cause” or by him for “good reason”, or due to his death or disability, Tom will receive termination pay equivalent to three months salary.

Compensation of Directors

        Our outside directors do not receive any cash compensation. Each of our directors has been granted stock options. In 2005, we granted options to directors as follows: Michael Siemens – 8,152 shares at a price of $3.85; Gregory Pusey – 21,739 shares at a price of $3.50 per share; Thomas Marinelli – options to purchase 54,348 shares at a price of $3.50 per share; Barry Loder – options to purchase 27,174 shares at a price of $3.50 per share; Gail Schoettler – options to purchase 27,174 shares at a price of $3.50 per share; and Robert Williams – options to purchase 7,000 shares at a price of $6.70 per share. Subsequent to December 31, 2005, a policy was adopted to issue 20,000 options when a new outside director joins the board of directors and each existing outside director receives 10,000 options annually.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

        The following table provides information regarding option grants made by us to our officers during the fiscal year ended December 31, 2005:

Name	Number of securities underlying Options/SARs granted (#)	% of total options/ SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date

Michael Siemens	8,152	2.9%	$3.85	3/2010
Matthew Siemens	16,304	5.8	3.50	3/2015
Jeffrey G. McGonegal	5,435	1.9	3.50	3/2015
Gregory Pusey	21,739	7.7	3.50	3/2015
Thomas Marinelli	54,348	19.2	3.50	3/2015

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

        The following table sets forth as of March 17, 2006 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our director and executive officers; and (iii) all of our executive officers and directors as a group.

        Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

        Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of March 17, 2006 we had 3,961,441 shares of common stock outstanding. Unless otherwise indicated, the address of each individual named below is the address of the Company, 489 North Denver Avenue, Loveland, Colorado 80537.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Thomas R. Marinelli (1)	95,695	2.4%
Michael Siemens (2)	95,395	2.4%
Matthew Siemens (3)	37,098	.9%
Gregory Pusey (4)	388,757	9.8%
Jeffrey G. McGonegal (5)	70,353	1.8%
Barry C. Loder (6)	9,058	.2%
Gail Schoettler (7)	9,058	.2%
Robert J. Williams (8)	7,000	.2%
All officers and directors as a group (eight persons)	712,414	17.9%

The Peierls Foundation, Inc. (9)	746,905	18.9%
E. Jeffrey Peierls (10)	235,555	5.9%

(1)	Includes 16,304 shares which may be acquired by exercise of outstanding warrants. Includes 45,290 shares issuable upon the exercise of stock options. It does not include stock options to purchase 9,058 shares which are exercisable in March 2007 and 27,174 shares which are exercisable in installments commencing March 2007.

(2)	Includes 38,588 shares issuable upon the exercise of stock options and warrants. Also includes 28,316 shares owned by his wife, Marie Siemens, and 4,348 shares issuable to her upon the exercise of stock options, of which he disclaims beneficial ownership. Also includes shares owned by his children and shares which may be acquired upon exercise of outstanding warrants held by them. It does not include stock options to purchase 89,674 shares which are exercisable in installments, commencing in October 2006, options to purchase 4,076 shares which are exercisable in installments, commencing in March 2007 and options to purchase 1,440 shares which are exercisable commencing September 2006.

(3)	Includes 37,908 shares issuable upon the exercise of stock options. It does not include stock options to purchase 73,369 shares which are exercisable in installments, commencing in October 2006, options to purchase 8,152 shares which are exercisable in installments, commencing in March 2007 and options to purchase 1,766 shares which are exercisable commencing September 2006.

(4)	Includes 3,645 shares which may be acquired upon exercise of outstanding warrants. Includes 24,457 shares issuable upon the exercise of stock options. Also includes shares owned by his wife and children and shares which may be acquired upon exercise of outstanding warrants held by them. It does not include stock options to purchase 40,761 shares which are exercisable in installments, commencing in October 2006 and options to purchase 10,869 shares which are exercisable in installments, commencing in March 2007. Includes 12,133 shares which may be acquired upon the exercise of outstanding warrants owned by Cambridge Holdings, Ltd. of which he disclaims beneficial ownership. Mr. Pusey is the president, principal shareholder and a director of Cambridge Holdings, Ltd.

(5)	Includes 1,087 shares owned by the McGonegal Family Partnership, of which he disclaims beneficial ownership. Includes 27,418 shares issuable upon the exercise of stock options. It does not include stock options to purchase 61,142 shares which are exercisable in installments, commencing in October 2006, options to purchase 2,718 shares which are exercisable in installments, commencing in March 2007 and options to purchase 1,440 shares which are exercisable commencing September 2006.

(6)	Includes 9,058 shares issuable upon the exercise of outstanding options. Does not include stock options to purchase 18,116 shares which are exercisable in installments, commencing in March 2007 and 10,000 shares which are exercisable in installements commencing in March 2007.

(7)	Includes 9,058 shares issuable upon the exercise of outstanding options. Does not include stock options to purchase 18,116 shares which are exercisable in installments, commencing in March 2007 and 10,000 shares which are exercisable in installements commencing in March 2007.

(8)	Includes 7,000 shares issuable upon the exercise of stock options. Does not include stock options to purchase 10,000 shares which are exercisable in installements commencing in March 2007

(9)	Includes 13,587 shares which may be acquired upon exercise of outstanding warrants.

(10)	Includes 1,630 shares which may be acquired upon exercise of outstanding warrants. Does not include 177,027 shares beneficially owned by his brother, Brian Eliot Peierls, or 746,905 shares owned beneficially by The Peierls Foundation, Inc. or 126,537 shares owned beneficially by the U.D. Ethel F. Peierls Charitable Lead Unitrust, of which he disclaims beneficial ownership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In November and December 2004, we borrowed an aggregate of $105,000 from the following principal stockholders in the amounts indicated: Gregory Pusey – $36,000; Brian E. Peierls — $27,000; and E. Jeffrey Peierls — $42,000. The notes provided for interest at a rate of 8.0% per annum and were paid in full in January 2005.

        During 2003 and 2004, we raised funds pursuant to convertible note and warrant offerings. The following officers, directors and 5% or greater shareholders participated in the offerings in the amounts indicated: Michael Siemens and members of his family — $21,015; Gregory Pusey and members of his family — $113,028; Jeffrey McGonegal — $14,010; Thomas Marinelli — $114,400; Cambridge Holdings, Ltd. — $425,139; E. Jeffrey Peierls — $230,050; Brian E. Peierls — $149,030; The Peierls Foundation, Inc. — $585,175; and U.D. Ethel F. Peierls Charitable Lead Unitrust — $117,025. Gregory Pusey and Jeffrey McGonegal are officers and directors of Cambridge Holdings, Ltd., and Gregory Pusey, Jeffrey Peierls and Brian E. Peierls are principal shareholders of Cambridge. We have no other relationship with Cambridge. In connection with those offerings, we issued convertible notes and warrants. The notes in these offerings, including the notes to these persons, will be converted into our common stock concurrent with this offering at the conversion rates specified in the notes which range from $.64 per share to $1.84 per share. The shareholdings of these persons are reflected in the “Principal Shareholders” section.

        In connection with these offerings, we issued warrants to purchase shares of our common stock in the following amounts: Michael Siemens and members of his family – 1,632; Gregory Pusey and members of his family –8,190; Jeffrey McGonegal – 1,087; Thomas Marinelli – 16,305; Cambridge Holdings, Ltd. – 16,852; E. Jeffrey Peierls –7,065; Brian E. Peierls – 4,348; The Peierls Foundation, Inc. – 24,457; and U.D. Ethel F. Peierls Charitable Lead Unitrust – 6,794. Warrants to purchase common stock at an exercise price of $.035 per share were exercised prior to this offering in the following amounts: Michael Siemens and members of his family – 1,632; Gregory Pusey and members of his family – 4,673; Jeffrey McGonegal – 1,087; Cambridge Holdings, Ltd. – 11,417; E. Jeffrey Peierls – 5,435; Brian E. Peierls –3,261; The Peierls Foundation, Inc. – 19,022; and U.D. Ethel F. Peierls Charitable Lead Unitrust – 2,718.

        We have entered into employment agreements with certain of our officers and directors as described in the section entitled “Executive Compensation.”

ITEM 13.   EXHIBITS

Exhibit Index

Number             Description

3.1	Articles of Incorporation*
3.1.1	Amendment to the Articles of Incorporation*
3.2	Amended and Restated Bylaws*
10.1	Employment Agreement between A4S Technologies, Inc. and Michael Siemens dated March 25, 2005*
10.2	Employment Agreement between A4S Technologies, Inc. and Thomas R. Marinelli dated March 25, 2005*
10.3	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005*
10.4	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 *
10.5	Amended and Restated Employment Agreement between A4S Technologies, Inc. and Matthew Siemens dated as of March 25, 2005*
10.6	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended*
10.7	Consulting Agreement by and among A4S Technologies, Inc., Newbridge Securities Corporation and Bathgate Capital Partners, LLC*
10.12	Lease Agreement between A4S Technologies, Inc. and Diedrichs Family Partnership, LLLP*
10.13	Financing Terms Agreement, dated April 12, 2005*
14.1	Code of Ethics*
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
99.1	Audit Committee Charter*
99.2	Compensation Committee Charter*
99.3	Nominating and Corporate Governance Committee Charter*
99.4	Code of Business Conduct and Ethics*

* Previously filed as Exhibits to the Registration Statement on Form SB-2 (333-124238).

ITEM 14.  PRINCIPAL ACCOUNTANTS AND FEES

During fiscal 2005 and 2004, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed in the following categories and amounts:

	Years Ended December 31,
	2005	2004

Audit Fees	$62,800	$31,000
Audit Related Fees	8,000	0
Tax Related Fees	0	0
All Other Fees	0	0

All of the services described above were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006	A4S SECURITY, INC., A Colorado Corporation (Registrant) By: /s/ Michael Siemens Michael Siemens Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michael Siemens
     Michael Siemens
     President and Director

By: /s/ Jeffrey G. McGonegal
     Jeffrey G. McGonegal
     Chief Financial Officer (Principal Financial Officer)

By: /s/ Gregory Pusey
     Gregory Pusey
     Chairman of the Board of Directors and Director

By: /s/ Matthew Siemens
     Matthew Siemens
     Executive Vice President

By: /s/ Thomas R. Marinelli
     Thomas R. Marinelli
     Chief Executive Officer (Principal Executive Officer)
     and Director

By: /s/ Gail Schoettler
     Gail Schoettler
     Director

By: /s/ Robert J. Williams
     Robert J. Williams
Director	March 31, 2006 March 31, 2006 March 31, 2006 March 31, 2006 March 31, 2006 March 31, 2006 March 31, 2006

Exhibit Index

Number             Description

3.1	Articles of Incorporation*
3.1.1	Amendment to the Articles of Incorporation*
3.2	Amended and Restated Bylaws*
10.1	Employment Agreement between A4S Technologies, Inc. and Michael Siemens dated March 25, 2005*
10.2	Employment Agreement between A4S Technologies, Inc. and Thomas R. Marinelli dated March 25, 2005*
10.3	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005*
10.4	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 *
10.5	Amended and Restated Employment Agreement between A4S Technologies, Inc. and Matthew Siemens dated as of March 25, 2005*
10.6	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended*
10.7	Consulting Agreement by and among A4S Technologies, Inc., Newbridge Securities Corporation and Bathgate Capital Partners, LLC*
10.12	Lease Agreement between A4S Technologies, Inc. and Diedrichs Family Partnership, LLLP*
10.13	Financing Terms Agreement, dated April 12, 2005*
14.1	Code of Ethics*
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
99.1	Audit Committee Charter*
99.2	Compensation Committee Charter*
99.3	Nominating and Corporate Governance Committee Charter*
99.4	Code of Business Conduct and Ethics*

* Previously filed as Exhibits to the Registration Statement on Form SB-2 (333-124238).