Form 10QSB
period 2006-03-31
A4S SECURITY, INC.
filed 2006-05-15
CIK 1216199

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of no par value common stock outstanding as of May 11, 2006, was 3,961,441.

Transitional Small Business Disclosure Format (Check one):    Yes   [    ]     No   [X]

A4S SECURITY, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of March 31, 2006	3

Statements of Operations For the Three
Month Periods Ended March 31, 2006 and 2005	4

Statements of Cash Flows For the Three
Months Ended March 31, 2006 and 2005	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	11

Item 3. Controls and Procedures	15

PART II - Other Information

Item 6. Exhibits	16

Signatures	17

PART I — FINANCIAL INFORMATION

A4S Security, Inc.
Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,049,741
Accounts receivable (Note 6)	68,712
Inventories (Note 2)	731,786
Prepaid expenses and other current assets	109,695

Total current assets	3,959,934

Property and equipment, net (Note 3)	205,417

Intangible and other assets	94,588

Total assets	$4,259,939

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$167,502
Accrued expenses	51,913
Installment obligations	5,978

Total current liabilities	225,393

Installment obligations, net of current portion	2,335

Total liabilities	227,728

Commitments

Stockholders' equity (Notes 1 and 5):
Preferred stock, no par value, 5,000,000 shares authorized;
no shares issued or outstanding	—
Common stock, no par value, 30,000,000 shares authorized;
3,961,441 shares issued and outstanding	13,361,916
Accumulated deficit	(9,329,705)

Total stockholders' equity	4,032,211

Total liabilities and stockholders' equity	$4,259,939

See Accompanying Notes to Unaudited Condensed Financial Statements.

A4S Security, Inc.
Statements of Operations
Periods Ended March 31 (Unaudited)

	Three Months Ended
	2006	2005
Net sales (Note 6)	$212,835	$73,735
Cost of sales	206,984	52,759

Gross profit	5,851	20,976

Operating expenses:
Selling, general and administrative (includes non-cash
compensation of $99,675 in 2006)	937,487	384,540
Research and development	228,435	72,117

Total operating expenses	1,165,922	456,657

Operating loss	(1,160,071)	(435,681)

Other income (expense):
Interest expense	(213)	(118,564)
Interest income	38,188	66
Other expense, net	(1,462)	(277)

Total other income (expense)	36,513	(118,775)

Net loss	$(1,123,558)	$(554,456)

Basic and diluted net loss per share	$(0.28)	$(3.76)

Basic and diluted weighted average number
of common shares outstanding	3,961,441	147,389

See Accompanying Notes to Unaudited Condensed Financial Statements.

A4S Security, Inc.
Statements of Cash Flows
Three Months Ended March 31, (Unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$(1,123,558)	$(554,456)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	99,675	—
Depreciation and amortization	20,325	11,355
Amortization of interest on convertible debt allocation	—	52,541
(Increase) decrease in:
Accounts receivable	(66,717)	(61,067)
Inventories	(328,502)	(33,208)
Prepaid expenses and other current assets	2,782	(34,650)
Increase (decrease) in:
Accounts payable	(112,701)	(34,260)
Accrued expenses	(38,842)	63,137

Net cash used by operating activities	(1,547,538)	(590,608)

Cash flows from investing activities:
Purchases of property and equipment	(23,732)	(32,040)
Purchase of intangibles and other assets	(43,498)	(10,274)

Net cash used by investing activities	(67,230)	(42,314)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	893,000
Payment of debt issue costs	—	(99,900)
Repayment of bridge loans	—	(105,000)
Repayment of installment obligations	(1,446)	(2,060)
Proceeds from issuance of common stock and warrants	—	3,133

Net cash (used by) provided by financing activities	(1,446)	689,173

Net change in cash and cash equivalents	(1,616,214)	56,251

Cash and cash equivalents at beginning of period	4,665,955	597,659

Cash and cash equivalents at end of period	$3,049,741	$653,910

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$214	$1,300

See Accompanying Notes to Unaudited Condensed Financial Statements.

A4S Security, Inc.
Notes to Condensed Financial Statements
(Unaudited)

        INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of A4S Security, Inc. (the “Company” or “A4S”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-KSB filed with the SEC for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily an indication of operating results for the full year. Certain amounts in the 2005 interim financial statements have been reclassified to conform to the presentation on 2006.

1.	Initial public offering and managements’ plans:

Initial public offering:

In July 2005 the Company completed an initial public offering (“IPO”) of securities. The offering, including the over-allotment option exercised by the underwriter, resulted in the sale of a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share, expiring in 2010. The offering generated net proceeds to the Company of approximately $6,967,000, after underwriting discounts and non-accountable expense allowance to the underwriters and offering expenses payable by the Company. Concurrent with the IPO, the Company’s convertible notes payable and related accrued interest were converted into shares of common stock (Note 4).

The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has issued EITF 98-5 discussing among other topics, accounting for Convertible Securities with Beneficial Conversion Features (“BCF”). The EITF requires that convertible instruments issued with a conversion option that is in-the-money at the date of such offering generally be accounted for with a portion of the offering proceeds allocated to equity for the BCF and such amount be accreted back to the face amount of the debt as additional interest expense. Such difference between the prior conversion amount and the IPO value is a contingent BCF and is therefore not recognized until the IPO is completed. In July 2005, the Company recorded a contingent BCF as non-cash interest expense upon the completion of the IPO.

As a result of the impact of the IPO combined with the conversion of the convertible notes payable and related accrued interest, the Company’s outstanding common shares increased from 147,389 outstanding prior to these transactions to a total of 3,961,441 outstanding afterwards. This increased number of additional shares outstanding has a significant impact on the computation of earnings (loss) per share.

Management’s plans:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company ability to continue as a going concern. The Company’s interim financial statements for the three months ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $1,124,000 and $1,548,000, respectively, for the three months ended March 31, 2006.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Into 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues will provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel and expenses for expanded marketing activities will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Aggressively pursuing additional fund raising activities in 2006 in addition to the approximate $7.0 million that was received in 2005 from the Company's debt and securities offerings;

2.	Continue to focus sales and marketing efforts on securing additional purchase orders to increase revenues to generate additional margins from such sales;

3.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company's technologies; and

4.	Continue to monitor and implement cost control initiatives to conserve the March 31, 2006, approximate $3.0 million cash balance through the remainder of 2006.

2.	Inventories:

As of March 31, 2006, total inventories consisted of:
Finished products for resale	$167,243
Raw materials and components	564,543

Total inventories	$731,786

3.	Property and Equipment:

Property and equipment at March 31, 2006, consisted of the following:
Computer equipment and software	$204,107
Office equipment and improvements	120,383
Demonstration vehicles	30,569

355,059
Less accumulated depreciation	149,642

Property and equipment, net	$205,417

4.	Convertible notes payable and bridge loans:

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

The proceeds of the note offerings were allocated between the estimated value of the notes and any warrants based upon their relative estimated fair values and allocated to beneficial conversion features, based upon their relative estimated intrinsic values. Approximately $506,000 of the convertible notes had been allocated to the warrants and beneficial conversion features. The amounts so allocated were being recorded as additional interest expense over the terms of the loans, giving rise to an effective interest rate on the loans of approximately 15%. Such amounts were expensed upon the conversion of the notes with approximately $52,500 having been previously recorded as additional interest expense during the three months ended March 31, 2005.

Bridge loans:

During November and December 2004, the Company borrowed a total of $105,000 from three stockholders under unsecured demand notes, bearing interest at 8%. The bridge loans, including interest, were repaid in January 2005.

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

5.	Stockholders’ equity:

Common stock transactions:

During the three months ended March 31, 2005, $3,133 was allocated to the value of warrants sold as part of the debt offerings during that period.

A summary of the status of the Company’s non vested options to acquire common shares granted to employees, officers and directors and changes during the period ended March 31, 2006 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	404,132	$2.29
Granted	142,500	5.24
Vested	(46,647)	3.51
Forfeited	—	—

Nonvested at March 31, 2006	499,985	$2.30

Stock-based compensation:

A4S currently provides stock-based compensation under the Company’s 2004 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. Stock options granted under this plan generally vest over three to four years from the date of grant as specified in the plans or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant.

Effective January 1, 2006, A4S adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to A4S adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company had previously adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Through December 31, 2005, the Company had applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense had been recognized for options granted to employees at fair market value. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2006:

Expected life	5-10 years
Volatility	116%
Risk-free interest rate	4.2%
Dividend yield	0%
Forfeitures	5%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of A4S’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents A4S’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

In the first quarter of fiscal 2006, A4S recorded compensation expense related to stock options that increased the net loss by $99,675 and basic and diluted net loss per share by $0.03. The stock option compensation expense was included in operating expenses in the accompanying statement of operations.

A summary of stock option activity of options to employees and directors, for the three months ended March 31, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	650,374	$4.18	7.9	$1,667,500
Granted	142,500	5.24
Exercised	—
Forfeited	—

Outstanding at March 31, 2006	792,874	$4.37	8.0	$2,487,500

Exercisable at March 31, 2006	292,889	$4.38		$1,170,800

The total fair value of stock options granted to employees that vested during the three months ended March 31, 2006 and 2005 was $106,700 and $64,700 respectively and no stock options were exercised during either period.

As of March 31, 2006, the Company had approximately $850,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 4 years.

During the three months ended March 31, 2006, options to purchase 142,500 shares of common stock were granted under the Company’s 2004 Stock Incentive Plan to employees, officers and directors. The options are subject to vesting provisions, are exercisable at a weighted average of $5.24 per share, and expire in ten years. During the three months ended March 31, 2006, no options to acquire shares of common stock were cancelled due to forfeitures.

Subsequent to March 31, 2006, options to purchase 166,000 shares of common stock were granted under the Company’s 2004 Stock Incentive Plan to employees, officers and directors. The options are subject to vesting provisions, are exercisable at $4.93 per share, and expire in ten years.

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005 as indicated below:

2005

Net loss:
As reported	$(554,000)
Recognized stock-based compensation costs, net	—
Fair value method compensation costs, net	(133,000)

Pro forma	$(687,000)

Net loss per share, basic and diluted:
As reported	$(3.76)
Pro forma	$(4.66)

6.	Customer Concentration:

As of March 31, 2006, one customer accounted for substantially all of the outstanding accounts receivable balance. For the three-month periods ended March 31, 2006 and 2005, one customer accounted for 51% and 93%, respectively, of net sales.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

We market high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. Through 2005, Kansas City Area Transit Authority, or KCATA, was our principal customer. During 2006, in addition to KCATA, the Greater Cleveland Regional Transit Agency ordered units. A total of four customers generated our revenue during the three months ended March 31, 2006, including KCATA, which accounted for approximately 51% of our revenues for the period. We currently have approximately a $366,000 backlog of orders from transit agencies, including re-orders from Greater Cleveland Regional Transit Agency, Akron Metro RTA, and City of Vacaville, CA. Our primary near term focus is the mass transit market, and we are currently engaged in active discussions with over 100 metropolitan transportation authorities. Our marketing strategy is to present in-person our products to these potential customers to demonstrate the advantages we believe our products have. During the three months ended March 31, 2006, we were awarded a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. We have recently been notified that another California based organization is evaluating an order under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option.

We continue to believe that the law enforcement market represents a significant opportunity that until recently has been reluctant and slow to make buying decisions. It appears that the long-awaited minimum product specifications to be issued by the International Association of Chiefs of Police (IACP) will be issued in 2006. Our development resources and activities supporting this sector have been increasing as we anticipated the issuance of the IACP minimum specifications getting closer, enabling us to conclude our initial product design. Our primary efforts have been focused on creating an in-car digital video law enforcement product that provides unequaled remote access through state of the art wireless capability for near real time review and download to a fully scalable back end server model. This is anticipated to be released later this year. We anticipate that our product, if successfully released, will lead the industry in interoperable capabilities, while providing the highest allowable video resolution that will comply with anticipated industry minimum specifications. We continue with our on-going commitment to the participation on the panels and Executive Committees of the International Association of Chiefs of Police.

The United States Patent and Trademark Office, has notified us through our legal counsel, that they are currently examining our patent application we filed in November of 2001, that holds numerous claims relative to the method and manner of handling the digital video streams and recording of same and use of MPEG video in a mobile law enforcement environment.

During July 2005, we completed our initial public offering, resulting in the sale of 1,380,000 units, each consisting of one common share and one warrant to purchase one common share, exercisable at $9.00 per share. The public offering raised approximately $8.3 million in gross proceeds for us. Under provisions contained in their terms, approximately $3.5 million in convertible notes and accrued interest were automatically converted into approximately 2,434,000 shares of common stock upon the completion of the public offering.

Results of Operations

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company ability to continue as a going concern. The Company’s interim financial statements for the three months ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $1,124,000 and $1,548,000, respectively, for the three months ended March 31, 2006.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Into 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues will provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel and expenses for expanded marketing activities will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Aggressively pursuing additional fund raising activities in 2006 in addition to the approximate $7.0 million that was received in 2005 from the Company's debt and securities offerings;

2.	Continue to focus sales and marketing efforts on securing additional purchase orders to increase revenues to generate additional margins from such sales;

3.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company's technologies; and

4.	Continue to monitor and implement cost control initiatives to conserve the March 31, 2006, approximate $3.0 million cash balance through the remainder of 2006.

Comparison of the three-month periods ended March 31, 2006 to 2005

Net sales for the three months ended March 31, 2006 totaled $212,800, a $139,100 or 189% increase over the comparable 2005 period. Net sales for the 2006 and 2005 periods were comprised almost entirely of products sold into the mass transit market and in 2005 related primarily of sales to KCATA, which was obtained as a customer during mid-2004. In the three months ended March 31, 2006, KCATA represented approximately 51% of sales. Sales for 2006 have been fulfilled utilizing the latest generation re-designed product platform with a much smaller foot-print, with enhanced features and benefits that one news reporter referred to as a “black box”.

Cost of sales for the three months ended March 31, 2006 totaled $207,000, a $154,200 or 292% increase over the comparable 2005 period. Cost of sales includes additional costs in 2006 associated with increased fixed overhead costs that have been added to support anticipated sales increases. Additionally, product installation costs have increased in 2006 over 2005 due to more installations being conducted by Company personnel and contractors, as compared to higher percentage of prior installations being done by bus manufacturers as well as the learning curve associated with retro-fitting trains, light-rail vehicles and certain bus models.

Selling, general and administrative expenses in the three months ended March 31, 2006 totaled $937,500, which is a $552,900 or 144% increase as compared to the 2005 period. The increase is primarily attributable to an increase of approximately $370,000 in payroll costs from additions to sales, engineering and management personnel and the balance represents costs associated primarily with additional sales and marketing costs. Additionally, employee non-cash equity compensation totaled $99,675 for the three months ended March 31, 2006 as compared to none in the 2005 period. Such amount relates to the estimated value of options granted to employees and directors under the Company’s option plan, calculated based upon the Black-Scholes method. Effective January 1, 2006, we began applying the fair value recognition provisions of FASB Statement No. 123 to our stock-based employee plans

Research and development expenses in the three months ended March 31, 2006 totaled $228,400, which is a $156,300 or 217% increase as compared to the 2005 period. The increase is due to a number of factors, primarily additional development personnel and outsourced research and development activities being incurred. Such amounts can vary quarter to quarter.

Interest expense for the three months ended March 31, 2006 was virtually zero due to the repayment or conversion of substantially all of the interest bearing debt upon the completion of the public offering in July 2005. Interest expense for the three months ended March 31, 2005 totaled $118,600 due to the average outstanding interest bearing obligation and the amortization of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings. During the three months ended March 31, 2006, interest income of approximately $38,200 was recognized from earnings of excess cash in short term investments.

No income tax benefit was recorded on the loss for the three months ended March 31, 2006, as our management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

We had a net loss of $1,123,600, including $120,000 in non cash expenses, for the three months ended March 31, 2006. We expect our expenses in the upcoming months to be at or somewhat above the level incurred for the three months ended March 31, 2006. We are currently engaged in active sales communications with over 100 metropolitan transit authorities. It is likely that a loss will be incurred for at least the initial portion of 2006, depending upon possible additional revenues to be achieved. During the three months ended March 31, 2006, we were awarded a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. We have recently been notified that another California based organization is evaluating an order under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option.

At March 31, 2006, we had working capital of $3.7 million, of which $3.0 million was cash and cash equivalents.

Capital expenditures, primarily for development, testing, office equipment and for facility improvement costs for the fiscal year ending December 31, 2006 are anticipated to total approximately $50,000 to $100,000.

We anticipate that spending for research and development for the fiscal year ending December 31, 2006 will increase appreciably from those incurred for the year ended December 31, 2005 and for the interim period ended March 31, 2006. The primary expenditures will be focused on product refinement and enhancements to respond to customer requests. Additional development costs will also be required to achieve the product standards, once they are finalized, for the law enforcement industry. Additionally, new applications will also require additional development expenses.

We have a line of credit arrangement for up to $395,000 with First Interstate Bank of Kalispell, Montana pursuant to which we have been able to draw against 100% of eligible purchase orders we receive from customers. The line of credit relationship is based upon a verbal understanding with the bank, and advances are made and subject to, individual note agreements executed as purchase orders that are submitted for funding. Advances under such note agreements, when made, are collateralized by our inventories, receivables, equipment and intangibles. The interest rate on advances is established at the time of advance and the notes generally have a maturity date of 90 days following the advance. During the three months ended March 31 2006 and 2005, no amounts were advanced under the arrangement. As the line of credit arrangement is not subject to a written agreement, the bank may withdraw it at any time; however, the bank has not given any indication to us that they will not continue to provide the facility.

In April 2005, we borrowed $825,000 under short-term notes with interest at 8% per annum, which was repaid in July 2005 upon the completion of our initial public offering. The notes included warrant rights, which based upon the initial public offering, gave rise to a total of 137,500 warrants exercisable at $6.00 per share and expire in July 2010.

Operating Activities

Net cash consumed by operating activities was $1,547,500 during the three months ended March 31, 2006. Cash was consumed by the loss of $1,123,600, less non-cash expenses of $120,000 for depreciation, amortization and non-cash equity compensation. Increases in accounts receivable and inventories totaled $395,200 during the period as a result of increases and anticipated increases in sales levels. Accounts payable and accrued expenses were reduced by $151,500 during the period also using cash.

Net cash consumed by operating activities was $590,600 during the three months ended March 31, 2005. Cash was consumed by the loss of $554,500, less non-cash expenses of $63,900 for depreciation, amortization and interest. Increases in accounts receivable, inventories and prepaid expenses totaled $128,900 during the period which was reflective of the increased level of operations. A net increase of $28,900 in accounts payable and accruals during the period provided cash.

Investing Activities

Net cash outflows from investing activities consumed $67,200 during the three months ended March 31, 2006. The outflow was primarily attributable to purchases of equipment totaling $23,700 and additions to patents and deposits totaling $43,500.

Net cash outflows from investing activities consumed $42,300 during the three months ended March 31, 2005. The outflow was primarily attributable to purchases of equipment and payments for other assets.

Financing Activities

Net cash outflows from financing activities consumed $1,400 during the three months ended March 31, 2006 from repayments on installment obligations.

Net cash inflows from financing activities generated $689,200 during the three months ended March 31, 2005. Convertible notes payable were increased by $893,000 and we paid costs associated with debt issuances of $99,900 during the 2005 period. During this period $105,000 in bridge loans were repaid. We also received net proceeds from the sale of common stock purchase warrants totaling $3,100 during the 2005 period.

Recently issued accounting pronouncement:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning January 1, 2006.  We have described the impact of adopting SFAS 123R in our condensed financial statements in Note 5, Stock-Based Compensation.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP 123R-2”)". FSP 123R-2 provides companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123-R on December 1, 2005.

In November 2005, the FASB issued FSP 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (“APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP was effective on its issuance date.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB for the year ended December 31, 2005 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Controls and Procedures

        (a)  Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating us would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

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

Dated: May 15, 2006	A4S Security, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer