Form 10QSB
period 2006-06-30
A4S SECURITY, INC.
filed 2006-08-14
CIK 1216199

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of no par value common stock outstanding as of August 3, 2006, was 3,961,746.

Transitional Small Business Disclosure Format (Check one):    Yes   [    ]     No   [X]

A4S SECURITY, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of June 30, 2006	3

Statements of Operations For the Three and Six
Month Periods Ended June 30, 2006 and 2005	4

Statements of Cash Flows For the Six
Months Ended June 30, 2006 and 2005	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	12

Item 3. Controls and Procedures	17

PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	18

Signatures	19

PART I — FINANCIAL INFORMATION

A4S Security, Inc.
Balance Sheet
June 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,932,501
Accounts receivable (Note 6)	300,990
Inventories (Note 2)	521,274
Prepaid expenses and other current assets	119,088

Total current assets	2,873,853

Property and equipment, net (Note 3)	210,596

Intangible and other assets	104,544

Total assets	$3,188,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$304,187
Accrued expenses	129,405
Installment obligations	5,761

Total current liabilities	439,353

Installment obligations, net of current portion	1,074

Total liabilities	440,427

Commitments

Stockholders' equity (Notes 1 and 5):
Preferred stock, no par value, 5,000,000 shares authorized;
no shares issued or outstanding	—
Common stock, no par value, 30,000,000 shares authorized;
3,961,746 shares issued and outstanding	13,556,063
Accumulated deficit	(10,807,497)

Total stockholders' equity	2,748,566

Total liabilities and stockholders' equity	$3,188,993

See Accompanying Notes to Unaudited Condensed Financial Statements.

A4S Security, Inc.
Statements of Operations
Periods Ended June 30, (Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net sales (Note 6)	$301,948	$46,860	$514,783	$120,595
Cost of sales	474,121	34,564	681,105	87,323

Gross profit (loss)	(172,173)	12,296	(166,322)	33,272

Operating expenses:
Selling, general and administrative (includes
non-cash compensation of $194,147 and
$293,822 for the three and six-month
periods ended June 30, 2006)	1,082,050	586,026	2,019,537	970,566
Research and development	250,156	65,645	478,591	137,762

Total operating expenses	1,332,206	651,671	2,498,128	1,108,328

Operating loss	(1,504,379)	(639,375)	(2,664,450)	(1,075,056)

Other income (expense):
Interest expense	(182)	(217,205)	(395)	(339,687)
Interest income	26,238	66	64,426	3,770
Other income (expense), net	531	2,874	(931)	2,877

Total other income (expense)	26,587	(214,265)	63,100	(333,040)

Net loss	$(1,477,792)	$(853,640)	$(2,601,350)	$(1,408,096)

Basic and diluted net loss per Share	$(0.37)	$(5.79)	$(0.66)	$(9.55)

Basic and diluted weighted
average number of common shares
Outstanding	3,961,498	147,389	3,961,470	147,389

See Accompanying Notes to Unaudited Condensed Financial Statements.

A4S Security, Inc.
Statements of Cash Flows
Six Months Ended June 30, (Unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$(2,601,350)	$(1,408,096)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	293,822	—
Depreciation and amortization	42,179	211,343
Amortization of interest on convertible debt allocation	—	21,538
Recovery of doubtful accounts receivable	—	(5,000)
(Increase) decrease in:
Accounts receivable	(298,995)	8,351
Inventories	(117,990)	(63,768)
Prepaid expenses and other current assets	(6,611)	(27,401)
Increase (decrease) in:
Accounts payable	23,984	1,679
Accrued expenses	38,650	182,903

Net cash used by operating activities	(2,626,311)	(1,078,451)

Cash flows from investing activities:
Purchases of property and equipment	(50,765)	(51,930)
Purchase of intangibles and other assets	(53,454)	—

Net cash used by investing activities	(104,219)	(51,930)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	1,585,946
Payment of deferred financing costs	—	(206,012)
Payment of deferred offering costs	—	(237,070)
Repayment of bridge loans	—	(105,000)
Repayment of installment obligations	(2,924)	(3,955)
Proceeds from issuance of common stock and warrants	—	178,087

Net cash (used by) provided by financing activities	(2,924)	1,211,996

Net (decrease) increase in cash and cash equivalents	(2,733,454)	81,615

Cash and cash equivalents at beginning of period	4,665,955	597,659

Cash and cash equivalents at end of period	$1,932,501	$679,274

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$395	$1,600

See Accompanying Notes to Unaudited Condensed Financial Statements.

A4S Security, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of A4S Security, Inc. (the “Company” or “A4S”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2006, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-KSB filed with the SEC for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily an indication of operating results for the full year. Certain amounts in the 2005 interim financial statements have been reclassified to conform to the presentation on 2006.

1.	Initial public offering and managements’ plans:

Initial public offering:

In July 2005, the Company completed an initial public offering (“IPO”) of securities. The offering, including the over-allotment option exercised by the underwriter, resulted in the sale of a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share, expiring in 2010. The offering generated net proceeds to the Company of approximately $6,967,000, after underwriting discounts and non-accountable expense allowance to the underwriters and offering expenses payable by the Company. Concurrent with the IPO, the Company’s convertible notes payable and related accrued interest were converted into shares of common stock (Note 4).

The Emerging Issues Task Force (“EITF”) Issue No. 98-5 discusses among other topics, accounting for Convertible Securities with Beneficial Conversion Features (“BCF”). The EITF requires that convertible instruments issued with a conversion option that is in-the-money at the date of such offering generally be accounted for with a portion of the offering proceeds allocated to equity for the BCF and such amount be accreted back to the face amount of the debt as additional interest expense. Such difference between the prior conversion amount and the IPO value is a contingent BCF and is therefore not recognized until the IPO is completed. In July 2005, the Company recorded a contingent BCF as non-cash interest expense upon the completion of the IPO.

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

Management’s plans:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the six months ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $2,601,000 and $2,626,000, respectively, for the six months ended June 30, 2006.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Through 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues combined with improved margins on installations are anticipated to provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel and expenses for expanded marketing activities will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Aggressively pursuing additional fund raising activities in 2006 in addition to the approximate $7.0 million that was received in 2005 from the Company’s debt and securities offerings;

2.	Continue to focus sales and marketing efforts on securing additional purchase orders to increase revenues and generate additional margins from such sales;

3.	Attempt to complete the recently announced acquisitions of Vizer Group, Inc. and Avurt International, Inc. (Note 7), and integrate their business operations and opportunities into the Company’s to expand revenue and market base;

4.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company’s technologies; and

5.	Continue to monitor and implement cost control initiatives to conserve the June 30, 2006, approximate $1.9 million cash balance through the remainder of 2006.

2.	Inventories:

As of June 30, 2006, total inventories consisted of:
Finished products for resale	$188,934
Raw materials and components	332,340

Total inventories	$521,274

3.	Property and Equipment:

Property and equipment at June 30, 2006, consisted of the following:
Computer equipment and software	$230,655
Office equipment and improvements	120,868
Demonstration vehicles	30,569

382,092
Less accumulated depreciation	171,496

Property and equipment, net	$210,596

4.	Convertible notes payable and bridge loans:

Notes payable:

The Company completed a series of convertible debt offerings, under which a total of $3,512,233 plus accrued interest of $241,588 was outstanding as of July 18, 2005, just prior to the completion of the IPO. The unsecured notes bore interest at 6% to 8%, and all convertible notes payable were due December 31, 2006. Substantially all of the 6% notes, totaling approximately $1.8 million, were sold to related parties consisting of directors, officers and stockholders. Upon the completion of the IPO in July 2005, these notes and related accrued interest, by their terms, were automatically converted into a total of approximately 2,434,000 common shares. These debt agreements contained restrictive covenants, including restrictions on the Company’s ability to declare dividends.

The proceeds of the note offerings were allocated between the estimated value of the notes and any warrants based upon their relative estimated fair values and allocated to beneficial conversion features, based upon their relative estimated intrinsic values. Approximately $506,000 of the convertible notes had been allocated to the warrants and beneficial conversion features. The amounts so allocated were recorded as additional interest expense over the terms of the loans, giving rise to an effective interest rate on the loans of approximately 15%. Such amounts were expensed upon the conversion of the notes with approximately $121,000 having been previously recorded as additional interest expense during the six months ended June 30, 2005.

Bridge loans:

During November and December 2004, the Company borrowed a total of $105,000 from three stockholders, one of whom is also an officer and director, under unsecured demand notes, bearing interest at 8%. The bridge loans, including interest, were repaid in January 2005.

In April 2005, the Company borrowed $825,000 under short-term notes with interest at 8% per annum, which were repaid in July 2005 upon the completion of the IPO. The notes included warrant rights, which based upon the IPO, gave rise to a total of 137,500 warrants issued, exercisable at $6.00 per share and expiring in July 2010. The proceeds of the notes were allocated between the notes and the warrants based upon their estimated relative fair values, with $53,600 allocated to the value of the warrants. This amount was accreted back to the balance of the notes, over their terms as additional interest expense.

5.	Stockholders’ equity:

Common stock transactions:

During the six months ended June 30, 2005, $3,283 was allocated to the value of warrants sold as part of a debt offering during that period. Additionally, $174,600 was allocated to the value of warrants sold as part of other debt offerings in 2005.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers and directors and changes during the period ended June 30, 2006 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	404,132	$2.29
Granted	308,500	5.07
Vested	(64,068)	3.51
Forfeited	(4,348)	$3.50

Nonvested at June 30, 2006	644,216	$3.49

Stock-based compensation:

A4S currently provides stock-based compensation under the Company’s 2004 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. Stock options granted under this plan generally vest over three to four years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant.

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

Expected life	9.5 years	5-10 years
Volatility	51%	116%
Risk-free interest rate	4.3%	4.2%
Dividend yield	0%	0%
Forfeitures	0%	5%

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

During the three and six months ended June 30, 2006, A4S recorded compensation expense related to stock options that increased the net loss by $194,147 and $293,822, respectively, and basic and diluted net loss per share by $0.05 and $0.07, respectively. The stock option compensation expense was included in operating expenses in the accompanying statement of operations.

A summary of stock option activity of options to employees and directors, for the six months ended June 30, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	650,374	$4.18	7.9	$1,667,500
Granted	308,500	5.07
Exercised	—
Forfeited	(8,696)	3.50

Outstanding at June 30, 2006	950,178	$4.51	8.1	$2,093,000

Exercisable at June 30, 2006	305,962	$4.69		$687,600

The total fair value of stock options granted to employees that vested during the six months ended June 30, 2006 and 2005 was $147,100 and $64,700 respectively and no stock options were exercised during either period.

As of June 30, 2006, the Company had approximately $2,138,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately four years.

During the six months ended June 30, 2006, options to purchase 308,500 shares of common stock were granted under the Company’s Plan to employees, officers and directors. The options are subject to vesting provisions, are exercisable at a weighted average of $5.07 per share, and expire in ten years. During the six months ended June 30, 2006, 8,696 options to acquire shares of common stock were cancelled due to forfeitures.

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2005 as indicated below:

	Periods Ended June 30, 2005
	Three Months	Six Months
Net loss as reported	$(854,000)	$(1,408,000)

Recognized stock-based compensation costs, net	—	—

Fair value method compensation costs, net	(82,000)	(215,000)

Pro forma net loss	$(936,000)	$(1,623,000)

Loss per share, basic and diluted:
As reported	$(5.79)	$(9.55)
Pro forma	$(6.35)	$(11.01)

6.	Customer Concentration:

As of June 30, 2006, two customers comprised 71% and 23% of the outstanding accounts receivable balance. For the three-month period ended June 30, 2006, two customers accounted for 67% and 21% of net sales and for the six month period ended June 30, 2006, four customers accounted for 39%, 21%, 13% and 12%, of net sales. For the three-month period ended June 30, 2005, one customer accounted for 73% of net sales and for the six month period ended June 30, 2005, one customer accounted for 85% of net sales.

7.	Subsequent Events:

Pending Acquisitions:

During July 2006, the Company entered into a non-binding letter of intent to acquire privately held Westminster, Colorado based Vizer Group, Inc. (“Vizer”) and Avurt International, Inc. (“Avurt”), owned and managed by a common group of individuals.

The acquisition of the commonly controlled companies, calls for a purchase price, payable in the Company’s common stock for the combined companies totaling $3 million plus a contingent $2 million dollar earn-out based upon achieving specified future minimum revenue and operating thresholds. The Company also plans to enter employment contracts with the key Vizer and Avurt management personnel. Closing of the acquisition is subject to, among other items, finalization and execution of a definitive purchase agreement, completion of due diligence and approval by the Company’s shareholders. The Company has agreed to advance funds under a secured note to Vizer and Avurt to fund completion of the Avurt launcher and expand marketing efforts. To date $250,000 has been advanced under the arrangement and additional funds have been agreed to be advanced totaling an additional $750,000 and additional amounts possible, pending possible certain events by the company.

Siemens’ Departure:

During August 2006 the full-time employment of Michael Siemens (“Siemens”) with the Company ended. Siemens who resigned as a director and president in June 2006 will continue to provide defined consulting services to the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

We market high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. Through 2005, Kansas City Area Transit Authority, or KCATA, was our principal customer. During 2006, in addition to KCATA, ten additional customers including the Greater Cleveland Regional Transit Agency ordered units. During the six months ended June 30, 2006, four customers collectively accounted for approximately 85% of our revenues for the period. We currently have approximately a $636,000 backlog of orders from transit agencies. Our primary near term focus is the mass transit market, and we are currently engaged in active discussions with over 100 metropolitan transportation authorities. Our marketing strategy is to present in-person our products to these potential customers to demonstrate the advantages we believe our products have. During the six months ended June 30, 2006, we were awarded and had substantially completed a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. Three additional California based organizations, Capitol Corridor Joint Powers Authority, City of Elk Grove and City of Vacaville, have ordered ShiftWatch systems under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option.

We continue to believe that the law enforcement market represents a significant opportunity that until recently has been reluctant and slow to make buying decisions. It appears that the long-awaited minimum product specifications to be issued by the International Association of Chiefs of Police (IACP) are currently up for public comment and will be issued in 2006. We believe that our ShiftWatch® 3.0 architecture which is in final development, to be implemented in our TVS 3.0 product, is able to meet or exceed the high resolution digital video specifications soon to be finalized for law enforcement by the IACP. We believe that we may have more attractive alternatives for this technology at possibly lower development costs for quicker alternative product introductions than our permanently installed law enforcement products. Our primary efforts in this area have been focused on designing an in-car digital video law enforcement product that would provide unequaled remote access through state of the art wireless capability for near real time review and download to a fully scalable back end server model. We have anticipated that our product, if released, would lead the industry in interoperable capabilities, while providing the highest allowable video resolution that will comply with or exceed anticipated industry minimum specifications. At present we are evaluating the estimated elapsed time and costs to bring this law enforcement product to market versus other options where we could be in a position to create products and generate revenues more rapidly. As discussed in Note 7 to the accompanying financial statements, during August 2006, Michael Siemens left the Company and therefore his positions on the IACP panels and executive committees are vacant and we are addressing those vacancies. We expect to continue with our on-going commitment to the participation on the panels and Executive Committees of the International Association of Chiefs of Police. We are currently evaluating marketing and distribution options and alternatives to cost effectively address this market.

The United States Patent and Trademark Office, has notified us through our legal counsel, that they are currently examining our patent application we filed in November of 2001, that holds numerous claims relative to the method and manner of handling the digital video streams and recording of same and use of MPEG video in a mobile law enforcement environment.

During July 2005, we completed our initial public offering, resulting in the sale of 1,380,000 units, each consisting of one common share and one warrant to purchase one common share, exercisable at $9.00 per share. The public offering raised approximately $8,280,000 million in gross proceeds for us. Under provisions contained in their terms, approximately $3,510,000 million in convertible notes and accrued interest were automatically converted into approximately 2,434,000 shares of common stock upon the completion of the public offering.

During July 2006, the Company entered into a non-binding letter of intent to acquire privately held Westminster, Colorado based Vizer Group, Inc. (“Vizer”) and Avurt International, Inc. (“Avurt”) The acquisition of the commonly controlled companies, calls for a purchase price, payable in the Company’s common stock for the combined companies totaling $3 million plus a contingent $2 million dollar earn-out based upon achieving specified future minimum revenue and operating thresholds. The Company will also enter employment contracts with the key Vizer and Avurt management personnel. Closing of the acquisition is subject to, among other items, finalization and execution of a definitive purchase agreement, completion of due diligence and approval by the Company’s shareholders. The Company has agreed to advance funds under a secured note to Vizer and Avurt to fund completion of the Avurt launcher and expand marketing efforts. To date $250,000 has been advanced under the arrangement.

Vizer specializes in web-based access control, video surveillance and intrusion detection, conveniently accessible through the use of multiple network based devices, including computers, cell phones and PDA’s. With access and monitoring devices connected through the network, installation and re-location costs are significantly less than traditional hard wired systems. Vizer’s unique proprietary “e-Link” product is built around a web hosted security services model that provides a business complete control over access, alarms, key cards, and video surveillance, all remotely. Vizer’s customers include Remington Arms, Johnson & Wales University, ConAgra Foods and Ameriquest Mortgage.

Avurt distributes and produces non-lethal personal protection devices and compliance products currently in use by federal and state agencies. The devices fire a projectile that breaks on impact dispersing a cloud of potent pepper spray based powder causing a severe debilitating reaction in the target area, effective on both humans and animals. Avurt currently sells the “PepperBall®” brand projectiles and launchers. The use of PepperBall® products is preferred by many law enforcement agencies due to its non-lethal impact as compared to other “stun” products in use by law enforcement agencies to control suspects. PepperBall® is a registered trademark of PepperBall Technologies, Inc. A new proprietary (patent pending) handheld launcher is scheduled to be released by Avurt late in 2006. In addition to the current customer base, the new launcher is anticipated to be marketed to: security guards, postal carriers, animal control officers, animal owners, campers, hikers, bikers, aid workers, military police and consumers that desire additional personal protection.

Results of Operations

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the six months ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $2,601,000 and $2,626,000, respectively, for the six months ended June 30, 2006.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Through 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues combined with improved margins on installations are anticipated to provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel and expenses for expanded marketing activities and cash requirements to support the Vizer and Avurt pending acquisitions sales and marketing activities, will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Aggressively pursuing additional fund raising activities in 2006 in addition to the approximate $7.0 million that was received in 2005 from the Company’s debt and securities offerings;

2.	Continue to focus sales and marketing efforts on securing additional purchase orders to increase revenues and generate additional margins from such sales;

3.	Attempt to complete the recently announced acquisitions of Vizer Group, Inc. and Avurt International, Inc., and integrate their business operations and opportunities into the Company’s to expand revenue and market base;

4.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company’s technologies; and

5.	Continue to monitor and implement cost control initiatives to conserve the June 30, 2006, approximate $1.9 million cash balance through the remainder of 2006.

Comparison of the six-month periods ended June 30, 2006 to 2005

Net sales for the six months ended June 30, 2006 totaled $514,800, a $394,200 or 327% increase over the comparable 2005 period. Net sales for the 2006 and 2005 periods were comprised almost entirely of products sold into the mass transit market and in 2005 related primarily of sales to KCATA, which was obtained as a customer during mid-2004. In the six months ended June 30, 2006, four customers represented approximately 85% of sales. Sales for 2006 have been fulfilled utilizing the latest generation re-designed product platform with a much smaller foot-print, with enhanced features and benefits that one news reporter referred to as a “black box”.

Cost of sales for the six months ended June 30, 2006 totaled $681,100, a $593,800 or 680% increase over the comparable 2005 period. Cost of sales includes additional costs in 2006 associated with increased fixed overhead costs that have been added to support anticipated sales increases. Additionally, product installation costs have increased in 2006 over 2005 due to more installations being conducted by Company personnel and contractors, as compared to higher percentage of prior installations being done by bus manufacturers as well as the learning curve associated with retro-fitting trains, light-rail vehicles and certain bus models.

Selling, general and administrative expenses in the six months ended June 30, 2006 totaled $2,019,500, which is a $1,049,000 or 108% increase as compared to the 2005 period. The increase is primarily attributable to an increase of approximately $518,400 in payroll and contract labor costs from additions to sales, engineering and management personnel and the balance represents costs associated primarily with additional sales and marketing costs. Additionally, employee non-cash equity compensation totaled $293,800 for the six months ended June 30, 2006 as compared to none in the 2005 period. Such amount relates to the estimated value of options granted to employees and directors under the Company’s option plan, calculated based upon the Black-Scholes method. Effective January 1, 2006, we began applying the fair value recognition provisions of FASB Statement No. 123 to our stock-based employee plans.

Research and development expenses in the six months ended June 30, 2006 totaled $478,600, which is a $340,800 or 247% increase as compared to the 2005 period. The increase is due to a number of factors, primarily additional development personnel and outsourced research and development activities being incurred. Such amounts can vary quarter to quarter.

Interest expense for the six months ended June 30, 2006 was virtually zero due to the repayment or conversion of substantially all of the interest bearing debt upon the completion of the public offering in July 2005. Interest expense for the six months ended June 30, 2005 totaled $339,700 due to the average outstanding interest bearing obligation and the amortization of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings. During the six months ended June 30, 2006, interest income of approximately $64,400 was recognized from earnings of excess cash in short term investments.

No income tax benefit was recorded on the loss for the six months ended June 30, 2006, as our management was unable to determine that it was more likely than not that such benefit would be realized.

Comparison of the three-month periods ended June 30, 2006 to 2005

Net sales for the three months ended June 30, 2006 totaled $301,900, a $255,100 or 544% increase over the comparable 2005 period. Net sales for the 2006 and 2005 periods were comprised almost entirely of products sold into the mass transit market and in 2005 related primarily of sales to KCATA, which was obtained as a customer during mid-2004. In the three months ended June 30, 2006, two customers represented approximately 88% of sales. Sales for 2006 have been fulfilled utilizing the latest generation re-designed product platform with a much smaller foot-print, with enhanced features and benefits that one news reporter referred to as a “black box”.

Cost of sales for the three months ended June 30, 2006 totaled $474,100, a $439,600 increase over the comparable 2005 period. Cost of sales includes additional costs in 2006 associated with increased fixed overhead costs that have been added to support anticipated sales increases. Cost of sales for the three months ended June 30, 2006 exceeded net sales primarily due to product installation costs have increased in 2006 over 2005 due to more installations being conducted by Company personnel and contractors, as compared to higher percentage of prior installations being done by bus manufacturers. Additionally, first time learning installation costs especially on retro-fitting of trains, light-rail vehicles and certain bus models was a significant cost factor in the three month period. Extra time and resources was also devoted to ensure customer satisfaction was high especially for the new customer installation relationships.

Selling, general and administrative expenses in the three months ended June 30, 2006 totaled $1,082,100, which is a $496,000 or 85% increase as compared to the 2005 period. The increase is primarily attributable to an increase of approximately $265,600 in payroll and contract labor costs from additions to sales, engineering and management personnel and the balance represents costs associated primarily with additional sales and marketing costs. Additionally, employee non-cash equity compensation totaled $194,100 for the three months ended June 30, 2006 as compared to none in the 2005 period. Such amount relates to the estimated value of options granted to employees and directors under the Company’s option plan, calculated based upon the Black-Scholes method. Effective January 1, 2006, we began applying the fair value recognition provisions of FASB Statement No. 123 to our stock-based employee plans

Research and development expenses in the three months ended June 30, 2006 totaled $250,200, which is an $184,500 or 281% increase as compared to the 2005 period. The increase is due to a number of factors, primarily additional development personnel and outsourced research and development activities being incurred. Such amounts can vary quarter to quarter.

Interest expense for the three months ended June 30, 2006 was virtually zero due to the repayment or conversion of substantially all of the interest bearing debt upon the completion of the public offering in July 2005. Interest expense for the three months ended June 30, 2005 totaled $217,200 due to the average outstanding interest bearing obligation and the amortization of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings. During the three months ended June 30, 2006, interest income of approximately $26,200 was recognized from earnings of excess cash in short term investments.

Liquidity and Capital Resources

We had a net loss of $2,601,400, including $336,000 in non cash expenses relating to depreciation and amortization and stock based compensation, for the six months ended June 30, 2006. We expect our expenses in the upcoming months, prior to any costs associated with the pending acquisitions, to be at or somewhat below the level incurred for the three months ended June 30, 2006. We are currently engaged in active sales communications with over 100 metropolitan transit authorities. It is likely that a loss will be incurred for at least the remainder of 2006, depending upon possible additional revenues to be achieved. During the six months ended June 30, 2006, we were awarded and substantially completed a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. We have recently been notified that another California based organization is evaluating an order under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option.

At June 30, 2006, we had working capital of $2,434,500, of which $1,932,500 was cash and cash equivalents.

Capital expenditures, primarily for development, testing and office equipment for the balance of the calendar year ending December 31, 2006 are anticipated to total approximately $30,000 to $60,000.

We anticipate that spending for research and development, prior to any costs associated with the pending acquisitions, for the balance of the calendar year ending December 31, 2006 will continue at approximately the same level as those incurred for the three months ended June 30, 2006. The primary expenditures will be focused on product refinement and enhancements to respond to customer requests. Additional development costs may also be incurred for the law enforcement product configuration. Additionally, new applications will also require additional development expenses.

During July 2006, the Company entered into a non-binding letter of intent to acquire privately held Westminster, Colorado based Vizer Group, Inc. (“Vizer”) and Avurt International, Inc. (“Avurt”) The acquisition of the commonly controlled companies, calls for a purchase price, payable in the Company’s common stock for the combined companies totaling $3 million plus a contingent $2 million dollar earn-out based upon achieving specified future minimum revenue and operating thresholds. The Company will also enter employment contracts with the key Vizer and Avurt management personnel. Closing of the acquisition is subject to, among other items, finalization and execution of a definitive purchase agreement, completion of due diligence and approval by the Company’s shareholders. The Company has agreed to advance funds under a secured note to Vizer and Avurt to fund completion of the Avurt launcher and expand marketing efforts. To date $250,000 has been advanced under the arrangement and additional funds have been agreed to be advanced totaling an additional $750,000 and additional amounts possible, pending possible certain events by the company.

We have a line of credit arrangement for up to $395,000 with First Interstate Bank of Kalispell, Montana pursuant to which we have been able to draw against 100% of eligible purchase orders we receive from customers. The line of credit relationship is based upon a verbal understanding with the bank, and advances are made and subject to, individual note agreements executed as purchase orders that are submitted for funding. Advances under such note agreements, when made, are collateralized by our inventories, receivables, equipment and intangibles. The interest rate on advances is established at the time of advance and the notes generally have a maturity date of 90 days following the advance. During the six months ended June 30, 2006 and 2005, no amounts were advanced under the arrangement. As the line of credit arrangement is not subject to a written agreement, the bank may withdraw it at any time; however, the bank has not given any indication to us that they will not continue to provide the facility.

In April 2005, we borrowed $825,000 under short-term notes with interest at 8% per annum, which was repaid in July 2005 upon the completion of our initial public offering. The notes included warrant rights, which based upon the initial public offering, gave rise to a total of 137,500 warrants exercisable at $6.00 per share and expire in July 2010.

Operating Activities

Net cash consumed by operating activities was $2,626,00 during the six months ended June 30, 2006. Cash was consumed by the loss of $2,601,400, less non-cash expenses of $336,000 for depreciation, amortization and non-cash equity compensation. Increases in accounts receivable and inventories totaled $417,000 during the period as a result of increases and anticipated increases in sales levels. Accounts payable and accrued expenses increased by $62,600 during the period providing cash.

Net cash consumed by operating activities was $1,078,500 during the six months ended June 30, 2005. Cash was consumed by the loss of $1,408,100, less non-cash expenses of $232,900 for depreciation, amortization and interest. Increases in inventories and prepaid expenses totaled $91,200 during the period following the increased level of funding with the 2005 fund raising activities.

A net increase of $185,000 in accounts payable and accruals during the period provided cash.

Investing Activities

Net cash outflows from investing activities consumed $104,200 during the six months ended June 30, 2006. The outflow was primarily attributable to purchases of equipment totaling $50,800 and additions to patents and deposits totaling $53,500.

Net cash outflows from investing activities consumed $51,900 during the six months ended June 30, 2005. The outflow was primarily attributable to purchases of equipment.

Financing Activities

Net cash outflows from financing activities consumed $2,900 during the six months ended June 30, 2006 from repayments on installment obligations.

Net cash inflows from financing activities generated $1,212,000 during the six months ended June 30, 2005. Notes payable were increased by $1,585,900 and we paid costs associated with debt issuances of $206,000 during the 2005 period. During this period $105,000 in bridge loans were repaid and we incurred $237,100 in deferred offering costs associated with our initial public offering that was completed in July 2005. We also received net proceeds from the sale of common stock purchase warrants totaling $178,100 during the 2005 period.

Recently issued accounting pronouncements:

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

PART II   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2006, we issued 305 common shares to a former employee as part of a severance agreement. No proceeds were received upon this issuance and no fees were paid.

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

Dated: August 14, 2006	A4S Security, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer