Form 10QSB
period 2006-09-30
Security With Advanced Technology, Inc.
filed 2006-11-14
CIK 1216199

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32566

SECURITY WITH ADVANCED TECHNOLOGY, INC.
(F/K/A —A4S SECURITY, INC.
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

The number of shares of no par value common stock outstanding as of November 10, 2006, was 4,792,646.

Transitional Small Business Disclosure Format (Check one):    Yes   [    ]     No   [X]

SECURITY WITH ADVANCED TECHNOLOGY, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of September 30, 2006	3

Statements of Operations For the Three and Nine
Months Ended September 30, 2006 and 2005	4

Statements of Cash Flows For the Nine
Months Ended September 30, 2006 and 2005	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	13

Item 3. Controls and Procedures	19

PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 4. Submission of Matter to a Vote of Security Holders	20

Item 6. Exhibits	21

Signatures	22

PART I — FINANCIAL INFORMATION

Security With Advanced Technology, Inc.
Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$426,219
Accounts receivable (Note 7)	571,177
Inventories (Note 2)	478,898
Prepaid expenses and other current assets	55,714

Total current assets	1,532,008

Property and equipment, net (Note 3)	193,125

Other assets:
Note receivable (Note 4)	450,000
Intangible assets	110,002
Deposits and other	26,690

Total other assets	586,692

Total assets	$2,311,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current and total liabilities:
Accounts payable	$542,155
Accrued expenses	154,115
Note payable (Note 5)	200,000
Installment obligations	5,325

Total current and total liabilities	901,595

Commitments (Notes 4 and 8)

Stockholders' equity (Notes 1, 6 and 8):
Preferred stock, no par value, 5,000,000 shares authorized;
no shares issued or outstanding	—
Common stock, no par value, 30,000,000 shares authorized;
3,968,268 shares issued and outstanding	13,755,743
Accumulated deficit	(12,345,513)

Total stockholders' equity	1,410,230

Total liabilities and stockholders' equity	$2,311,825

See Accompanying Notes to Unaudited Condensed Financial Statements.

Security With Advanced Technology, Inc.
Statements of Operations
Periods Ended September 30, (Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net sales (returns) (Note 7)	$361,334	$(12,500)	$876,117	$108,095
Cost of sales (returns)	488,601	(6,875)	1,169,706	80,448

Gross profit (loss)	(127,267)	(5,625)	(293,589)	27,647

Operating expenses:
Selling, general and administrative (includes
non-cash compensation of $187,631 and
$482,676 for the three and nine-month
periods ended September 30, 2006)	1,095,402	775,866	3,114,939	1,746,432
Research and development	325,215	197,387	803,806	335,149

Total operating expenses	1,420,617	973,253	3,918,745	2,081,581

Operating loss	(1,547,884)	(978,878)	(4,212,334)	(2,053,934)

Other income (expense):
Interest expense	(2,373)	(119,965)	(2,768)	(455,882)
Interest expense, non-cash - contingent beneficial
conversion feature (Note 1)	—	(758,907)	—	(758,907)
Interest income	12,897	—	77,323	—
Other income (expense), net	(657)	(2,713)	(1,588)	164

Total other income (expense)	9,867	(881,585)	72,967	(1,214,625)

Net loss	$(1,538,017)	$(1,860,463)	$(4,139,367)	$(3,268,559)

Basic and diluted net loss per share	$(0.39)	$(.54)	$(1.04)	$(2.60)

Basic and diluted weighted average number
of common shares outstanding	3,965,858	3,434,612	3,962,948	1,255,171

See Accompanying Notes to Unaudited Condensed Financial Statements.

Security With Advanced Technology, Inc.
Statements of Cash Flows
Nine Months Ended September 30, (Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(4,139,367)	$(3,268,559)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	482,676	—
Depreciation and amortization	63,716	36,731
Amortization of interest on convertible debt allocation	—	1,057,165
Recovery of doubtful accounts receivable	—	(5,000)
(Increase) decrease in:
Accounts receivable	(569,182)	7,703
Inventories	(44,996)	(78,089)
Prepaid expenses and other assets	26,146	(75,327)
Increase (decrease) in:
Accounts payable	261,951	46,477
Accrued expenses	63,360	884

Net cash used by operating activities	(3,855,696)	(2,278,015)

Cash flows from investing activities:
Advances under note receivable	(450,000)	—
Purchases of property and equipment	(54,830)	(161,306)
Purchase of intangibles and other assets	(85,602)	(10,133)

Net cash used by investing activities	(590,432)	(171,439)

Cash flows from financing activities:
Proceeds from issuance of notes payable	200,000	1,760,750
Payment of deferred financing costs	—	(206,012)
Repayment of bridge loans	—	(930,000)
Repayment of installment obligations	(4,434)	(6,307)
Proceeds from issuance of common stock and warrants	10,826	7,144,938

Net cash provided by financing activities	206,392	7,763,369

Net (decrease) increase in cash and cash equivalents	(4,239,736)	5,313,915

Cash and cash equivalents at beginning of period	4,665,955	597,659

Cash and cash equivalents at end of period	$426,219	$5,911,574

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,800	$1,600

Schedule of non-cash investing and financing transactions:
Conversion of debt into shares of common stock	$—	$3,343,674

See Accompanying Notes to Unaudited Condensed Financial Statements.

Security With Advanced Technology, Inc.
Notes to Condensed Financial Statements
(Unaudited)

        INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Security With Advanced Technology, Inc. (formerly — A4S Security, Inc.) (the “Company” or “SWAT”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2006, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-KSB filed with the SEC for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily an indication of operating results for the full year. Certain amounts in the 2005 interim financial statements have been reclassified to conform to the 2006 presentation.

At the annual meeting of its shareholders held October 6, 2006, the Company’s shareholders, among other actions, approved changing the Company’s name to Security With Advanced Technology, Inc., from A4S Security, Inc., with such change effective October 9, 2006. The accompanying financial statements reflect the new name for all periods presented.

1.	Initial public offering and managements’ plans:

Initial public offering:

In July 2005, the Company completed an initial public offering (“IPO”) of securities. The offering, including the over-allotment option exercised by the underwriter, resulted in the sale of a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share, expiring in 2010. The offering generated net proceeds to the Company of approximately $6,967,000, after underwriting discounts and non-accountable expense allowance to the underwriters and offering expenses payable by the Company. Concurrent with the IPO, the Company’s convertible notes payable and related accrued interest were converted into shares of common stock (Note 5).

The Emerging Issues Task Force (“EITF”) Issue No. 98-5 discusses among other topics, accounting for Convertible Securities with Beneficial Conversion Features (“BCF”). The EITF requires that convertible instruments issued with a conversion option that is in-the-money at the date of such offering generally be accounted for with a portion of the offering proceeds allocated to equity for the BCF and such amount be accreted back to the face amount of the debt as additional interest expense. Such difference between the prior conversion amount and the IPO value is a contingent BCF and is therefore not recognized until the IPO is completed. In July 2005, the Company recorded a contingent BCF as non-cash interest expense totaling $758,907, upon the completion of the IPO.

As a result of the impact of the IPO combined with the conversion of the convertible notes payable and related accrued interest, the Company’s outstanding common shares increased from 147,389 outstanding prior to these 2005 transactions to a total of 3,961,441 outstanding afterwards. This increased number of additional shares outstanding has a significant impact on the computation of earnings (loss) per share.

Management’s plans:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the nine months ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $4,139,000 and $3,856,000, respectively, for the nine months ended September 30, 2006.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Through 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues combined with planned improvements in margins on installations are anticipated to provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel and expenses for expanded marketing activities will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Monitor potential additional fund raising activities in 2006 and 2007 in addition to the approximate $5.2 million that was received in October 2006 from the Company's debt and equity offerings. (Note 8);

2.	Continue to focus sales and marketing efforts on securing additional purchase orders to increase revenues and generate additional margins from such sales;

3.	Attempt to complete the recently announced acquisitions of Vizer Group, Inc. and Avurt International, Inc. (Note 4), and integrate their business operations and opportunities into the Company's to expand revenue and market base;

4.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company's technologies; and

5.	Continue to monitor and implement cost control initiatives to conserve the current, approximate $5.1 million cash balance including the October 2006 funding, net of expenses, as described in Note 8, through the remainder of 2006.

2.	Inventories:

As of September 30, 2006, total inventories consisted of:
Finished products for resale	$137,703
Raw materials and components	341,195

Total inventories	$478,898

3.	Property and Equipment:

Property and equipment at September 30, 2006, consisted of the following:
Computer equipment and software	$234,721
Office equipment and improvements	120,868
Demonstration vehicles	30,569

386,158
Less accumulated depreciation	193,033

Property and equipment, net	$193,125

4.	Note Receivable and Acquisition Agreement:

Pending Acquisitions:

Effective September 3, 2006, the Company executed a Plan of Merger to acquire privately held Westminster, Colorado based Vizer Group, Inc. (“Vizer”) and Avurt International, Inc. (“Avurt”), owned and managed by a common group of individuals.

The acquisition of the commonly–controlled companies, calls for a purchase price, payable in the Company’s common stock for the combined companies estimated to total approximately $3 million (800,000 shares) plus a contingent $2 million (up to 533,333 shares, of which up to $750,000 at the option of the sellers can be taken in cash) earn-out based upon achieving specified future minimum revenue and operating thresholds. The Company also plans to enter employment contracts with the key Vizer and Avurt management personnel and Scott Sutton, the founder and president of Vizer and Avurt, is expected to join SWAT’s board of directors and become SWAT’s president, subject to shareholder approval. Closing of the acquisition is subject to, among other items, finalization and approval of the audits currently in process on Vizer and Avurt and approval by the Company’s shareholders. The Company has agreed to advance funds under a secured note to Vizer and Avurt to fund completion of the Avurt personal protection device launcher and expand marketing efforts.

Note Receivable:

In connection with the pending acquisitions of Vizer and Avurt, the Company agreed to advance up to $1.0 million in pre-closing cash advances to Vizer and Avurt to fund completion of the Avurt launcher and expand marketing efforts. The advances are being made under a secured promissory note due on demand (subject to up to 120 days notice for demand under certain conditions), with interest at 4% per annum and secured personal guarantees from certain Vizer and Avurt shareholders and a pledge of their Vizer and Avurt common stock. As of September 30, 2006, $450,000 had been advanced under the arrangement and subsequent to September 30, 2006 an additional $265,000 has been advanced.

5.	Notes Payable and Bridge Loans:

Note Payable:

During September 2006 the Company borrowed $200,000 from a bank under a note payable due December 11, 2006 with interest at 11.25%. The loan is collateralized by a purchase order from a customer, among other assets. As of September 30, 2006 the principal outstanding on the loan totaled $200,000 and subsequent to September 30, 2006 a $100,000 principal reduction has been made on the note.

Convertible notes payable:

The Company completed a series of convertible debt offerings, under which a total of $3,512,233 plus accrued interest of $241,588 was outstanding as of July 18, 2005, just prior to the completion of the IPO. The unsecured notes bore interest at 6% to 8%, and all convertible notes payable were due December 31, 2006. Substantially all of the 6% notes, totaling approximately $1.8 million, were sold to related parties consisting of directors, officers and stockholders. Upon the completion of the IPO in July 2005, these notes and related accrued interest, by their terms, were automatically converted into a total of approximately 2,434,000 common shares. These debt agreements contained restrictive covenants, including restrictions on the Company’s ability to declare dividends, which expired upon their conversion.

The proceeds of the note offerings were allocated between the estimated value of the notes and any warrants based upon their relative estimated fair values and allocated to beneficial conversion features, based upon their relative estimated intrinsic values. Approximately $506,000 of the convertible notes had been allocated to the warrants and beneficial conversion features. The amounts so allocated were recorded as additional interest expense over the terms of the loans, giving rise to an effective interest rate on the loans of approximately 15% per annum. Such amounts were expensed upon the conversion of the notes with approximately $121,000 having been previously recorded as additional interest expense during the nine months ended September 30, 2005.

Bridge loans:

During November and December 2004, the Company borrowed a total of $105,000 from three stockholders, one of whom is also an officer and director, under unsecured demand notes, bearing interest at 8% per annum. The bridge loans, including interest, were repaid in January 2005.

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

6.	Stockholders’ equity:

Common stock transactions:

During the nine months ended September 30, 2006, 6,522 common shares were issued upon the exercise of warrants held by the Company’s Chairman and his affiliates. The warrants were exercised at $1.66 each, generating proceeds to the Company of $10,826. Additionally, 305 common shares with a fair market value of $1,223 were issued to a former employee in connection with agreed upon severance payments.

During the nine months ended September 30, 2005, $3,283 was received from the sale of warrants and an additional $174,600 was allocated to the value of warrants sold as part of the debt offerings in 2005.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers and directors and changes during the period ended September 30, 2006 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	492,447	$3.90	$2.50
Granted	308,500	5.07	4.80
Vested	(72,485)	4.77	2.39
Forfeited	(4,348)	4.43	2.20

Nonvested at September 30, 2006	724,114	$4.36	$3.35

Stock-based compensation:

SWAT currently provides stock-based compensation under the Company’s 2004 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. Stock options granted under this plan generally vest over three to four years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. At the annual shareholder meeting held October 6, 2006, the Company’s shareholders approved an increase in the number of common shares available for grants under the Company’s 2004 Stock Incentive Plan to 1,500,000 from 1,000,000.

Effective January 1, 2006, SWAT adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to SWAT adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company had previously adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Through December 31, 2005, the Company had applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense had been recognized for options granted to employees at fair market value. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2006:

	2006	2005
Expected life	5-10 years	9.5 years
Volatility	116%	51%
Risk-free interest rate	4.2%	4.3%
Dividend yield	0%	0%
Forfeitures	5%	0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of SWAT’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents SWAT’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

During the three and nine months ended September 30, 2006, SWAT recorded compensation expense related to stock options that increased the net loss by $187,631 and $481,453, respectively, and basic and diluted net loss per share by $0.05 and $0.12, respectively. The stock option compensation expense was included in operating expenses in the accompanying statement of operations. The Company also recorded a non-cash expense of $1,223 during the nine months ended September 30, 2006 related to the issuance of 305 common shares to an employee as part of a severance agreement.

A summary of stock option activity of options to employees and directors for the nine months ended September 30, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	650,374	$4.18	7.9	$4.80
Granted	308,500	5.07
Exercised	—
Forfeited	(8,696)	4.43		2.20

Outstanding at September 30, 2006	950,178	$4.51	8.1	$2.28

Exercisable at September 30, 2006	226,064	$4.99	7.5	$2.91

The total fair value of stock options granted to employees that vested during the nine months ended September 30, 2006 and 2005 was $173,100 and $128,200, respectively, and no stock options were exercised during either period. The intrinsic value of options outstanding and exercisable at September 30, 2006 is zero.

As of September 30, 2006, the Company had approximately $1,950,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately four years.

During the nine months ended September 30, 2006, options to purchase 308,500 shares of common stock were granted under the Plan to employees, officers and directors. The options are subject to vesting provisions, are exercisable at a weighted average of $5.07 per share, and expire in ten years. During the nine months ended September 30, 2006, 8,696 options to acquire shares of common stock were cancelled due to forfeitures.

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2005 as indicated below:

	Periods Ended September 30, 2005
	Three Months	Nine Months
Net loss as reported	$(1,860,000)	$(3,269,000)

Recognized stock-based compensation cost, net	—	—

Fair value method compensation cost, net	(130,000)	(345,000)

Pro forma net loss	$(1,990,000)	$(3,614,000)

Loss per share, basic and diluted:
As reported	$(.54)	$(2.60)
Pro forma	$(.58)	$(2.88)

7.	Customer Concentration:

As of September 30, 2006, three customers comprised 43%, 38% and 14% of the outstanding accounts receivable balance. For the three-month period ended September 30, 2006, three customers accounted for 62%, 23% and 10% of net sales and for the nine-month period ended September 30, 2006, four customers accounted for 26%, 23%, 12% and 11%, of net sales. For the nine-month period ended September 30, 2005, one customer accounted for 95% of net sales.

8.	Subsequent Events:

Private Offering of Securities:

On October 2, 2006, SWAT completed a $5,223,750 private placement of unregistered securities. A total of $2,772,000 was closed consisting of 792,000 common share units at $3.50 per unit (“Common Share Units”) with each Common Share Unit including one share of SWAT’s common stock (“Common Stock”) and three warrants (“Investor Warrants”) to acquire Common Stock. Additionally, a total of $2,451,750 was closed consisting of 700,500 convertible promissory note units (“Note Units”) at $3.50 per unit with each Note Unit consisting of a 5.13% per annum Convertible Promissory Note (“Note”) due January 31, 2007, unless earlier converted, and three Investor Warrants. Each $3.50 of principal (plus interest) due under the Notes will automatically be converted into one share of SWAT’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon shareholder approval of such conversion. Approval for the conversion right is planned to be sought at a special meeting of SWAT’s shareholders scheduled for the fourth quarter of 2006. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of Common Stock for each share of Series A Preferred Stock owned.

Investor Warrants consist of three separate warrants with the following terms: Warrant “A” is exercisable at $4.75 per share and expires four years from closing; Warrant “B” is exercisable at $4.75 per share and expires 18 months from closing; and Warrant “SWATW”‘s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the Common Stock of $13.50 per share. SWAT will use its reasonable best efforts to obtain the same CUSIP number for the “SWATW” Warrants issued in the private placement (the “new SWATW Warrants”) as is assigned to SWAT’s current publicly-traded “SWATW”Warrants (the “existing SWATW Warrants”) so that following registration of the new SWATW Warrants they will trade with the existing SWATW Warrants. If SWAT is unable to do so prior to the six month anniversary of the closing, the new SWATW Warrants shall thereupon be exchanged for a warrant, identical in form to Warrant “A” and Warrant “B” issued at the closing, except that the exercise price shall be $8.00 per share and the expiration date shall be July 18, 2010. All warrants shall be exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. As required under Generally Accepted Accounting Principles a portion of the proceeds received in the offering will be allocated to the value of the warrants. This will result in additional interest expense being recorded in the future.

The Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the shares of Common Stock underlying the Common Share Units and the Note Units within 90 days of the closing. The registration statement will also register the new SWATW Warrants (unless they have been replaced as discussed above, in which case they will not be registered). Failure to file the registration statement within 90 days of the closing or failure to get the registration statement effective 180 days from the closing would require SWAT to pay each investor a penalty fee in cash equal to 2% per month up to a maximum of 10% of their investment.

The purpose of the private placement was to raise funds to support the pending acquisitions of Vizer and Avurt and for ongoing product development and for working capital and general corporate purposes. The offering was conducted in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The placement agent for the offering is being compensated with a commission of not more than 8%, a non-accountable expense allowance of 2% and warrant rights for up to 20% of the common shares and convertible notes sold in the offering at exercise prices ranging from $4.92 to $5.00 each.

Exercise of Employee Stock Options:

Subsequent to September 30, 2006, employees owning a total of 32,378 stock options under the Plan exercised their options for cash. These exercises generated proceeds to the Company totaling $113,193.

Matt Siemens Employment:

During October 2006 the full-time employment of Matthew Siemens (“Siemens”) with the Company ended. Siemens, who also resigned as an executive officer in October 2006 will continue to provide defined consulting services to the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

We market high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. Through 2005, Kansas City Area Transit Authority, or KCATA, was our principal customer. During 2006, in addition to KCATA, ten additional customers including the Greater Cleveland Regional Transit Agency ordered units. During the nine months ended September 30, 2006, four customers collectively accounted for approximately 72% of our revenues for the period. We currently have approximately a $2.4 million backlog of orders from transit agencies. Our primary near term focus is the mass transit market, and we are currently engaged in active discussions with over 100 metropolitan transportation authorities. Our marketing strategy is to present our products in person to these potential customers to demonstrate the advantages we believe our products have. During the nine months ended September 30, 2006, we were awarded and had substantially completed a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. Three additional California based organizations, Capitol Corridor Joint Powers Authority, City of Elk Grove and City of Vacaville, have ordered ShiftWatch® systems under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option.

Over the past year we have focused our efforts on developing our ShiftWatch® 3.0 software architecture, which is in final development and is being implemented in our new mass transit TVS 300 product. We believe this new version of our technology will meet or exceed high resolution digital video specifications that will be valuable in a variety of surveillance application into the future. Our primary efforts in product development to date have been focused on designing a mass transit product (previously a police product) that would provide unequaled remote access through state of the art wireless capability for near real time review and download to a fully scalable back end server model. We have anticipated that our product will lead the industry in interoperable capabilities, while providing the highest allowable video resolution that will comply with or exceed anticipated industry minimum specifications. We are evaluating the estimated elapsed time and costs to bring several new products to market off of a variation of our base technology. SWAT is also evaluating marketing and distribution options and alternatives to cost effectively address different markets.

The United States Patent and Trademark Office has notified us through our legal counsel, that they are currently examining our patent application we filed in November of 2001, that holds numerous claims relative to the method and manner of handling the digital video streams and recording of same and use of MPEG video in a mobile law enforcement environment.

During July 2005, we completed our initial public offering resulting in the sale of 1,380,000 units each consisting of one common share and one warrant to purchase one common share, exercisable at $9.00 per share. The public offering raised approximately $8,280,000 million in gross proceeds for us. Under provisions contained in their terms, approximately $3,510,000 million in convertible notes and accrued interest were automatically converted into approximately 2,434,000 shares of common stock upon the completion of the public offering.

Effective September 3, 2006, the Company executed a Plan of Merger to acquire privately held Westminster, Colorado based Vizer and Avurt, owned and managed by a common group of individuals.

The acquisition of the commonly-controlled companies, calls for a purchase price, payable in the Company’s common stock, for the combined companies estimated to total approximately $3 million (800,000 shares) plus a contingent $2 million (up to 533,333 shares, of which up to $750,000 at the option of the sellers can be taken in cash) earn-out based upon achieving specified future minimum revenue and operating thresholds. The Company also plans to enter employment contracts with the key Vizer and Avurt management personnel and Scott Sutton, founder and president of Vizer and Avurt is expected to join SWAT’s board of directors and become SWAT’s president, subject to shareholder approval. Closing of the acquisition is subject to, among other items, finalization and approval of the audits currently in process on Vizer and Avurt and approval by the Company’s shareholders. The Company has agreed to advance funds under a secured note to Vizer and Avurt to fund completion of the Avurt launcher and expand marketing efforts.

In connection with the pending acquisitions of Vizer and Avurt, the Company agreed to advance up to $1.0 million in pre-closing cash advances to Vizer and Avurt to fund completion of the Avurt launcher and expand marketing efforts. The advances are being made under a secured promissory note due on demand (subject to up to 120 days notice for demand under certain conditions), with interest at 4% per annum and secured by personal guarantees from certain of the Vizer and Avurt shareholders and pledges of their Vizer and Avurt common stock. As of September 30, 2006, $450,000 had been advanced under the arrangement and subsequent to September 30, 2006 an additional $265,000 has been advanced.

Vizer specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh networking and transmission. With a focus on network centric technology and hosted services, Vizer developed a unique proprietary “e-Link” solution which is built around a web hosted software platform and a unique network based device providing a business complete control over access, alarms, and video systems remotely through a secure and easy-to-use website.  This product is sold primarily on the basis of a monthly service fee thereby creating recurring revenue.  Revisions and enhancement to e-Link are ongoing and our final version is not completed although it is currently in use by customers and we are getting positive feedback from them. We are in discussions with several potentially large distributors of this product.

In addition, Vizer distributes non-lethal devices and compliance products manufactured under another company's brand. Vizer currently sells these products primarily for use by federal and state agencies. The devices accurately fire a projectile that breaks on impact dispersing a cloud of potent pepper based powder five times more powerful than pepper spray causing a severe debilitating reaction in the target area, effective on both humans and animals. Vizer currently sells projectiles and launchers to law enforcement, corrections, and guard agencies.

Avurt is developing a new non-lethal personal protection device based on extensive market research with focus groups as diverse as from government agencies to consumers. The device is being designed to fire a projectile that breaks on impact dispersing a cloud of potent pepper spray based powder causing a severe debilitating reaction in the target area, effective on both humans and animals. The new proprietary (patent pending) handheld launcher is scheduled to be released for sale by Avurt in the first quarter of 2007. In addition to the current customer base, the new launcher is anticipated to be marketed to: security guards, postal carriers, animal control officers, animal owners, campers, hikers, bikers, aid workers, military police and consumers that desire additional personal protection.

On October 2, 2006, SWAT completed a $5,223,750 private placement of unregistered securities. A total of $2,772,000 was closed consisting of 792,000 common share units at $3.50 per unit (“Common Share Units”) with each Common Share Unit including one share of SWAT’s common stock (“Common Stock”) and three warrants (“Investor Warrants”) to acquire Common Stock. Additionally, a total of $2,451,750 was closed consisting of 700,500 convertible promissory note units (“Note Units”) at $3.50 per unit with each Note Unit consisting of a 5.13% per annum Convertible Promissory Note (“Note”) due January 31, 2007, unless earlier converted, and three Investor Warrants. Each $3.50 of principal (plus interest) due under the Notes will automatically be converted into one share of SWAT’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon shareholder approval of such conversion. Approval for the conversion right is planned to be sought at a special meeting of SWAT’s shareholders scheduled for the fourth quarter of 2006. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of Common Stock for each share of Series A Preferred Stock owned.

Investor Warrants consist of three separate warrants with the following terms: Warrant “A” is exercisable at $4.75 per share and expires four years from closing; Warrant “B” is exercisable at $4.75 per share and expires 18 months from closing; and Warrant “SWATW”‘s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the Common Stock of $13.50 per share. SWAT will use its reasonable best efforts to obtain the same CUSIP number for the “SWATW” Warrants issued in the private placement (the “new SWATW Warrants”) as is assigned to SWAT’s current publicly-traded “SWATW” Warrants (the “existing SWATW Warrants”) so that following registration of the new SWATW Warrants they will trade with the existing SWATW Warrants. If SWAT is unable to do so prior to the six month anniversary of the closing, the new SWATW Warrants shall thereupon be exchanged for a warrant, identical in form to Warrant “A” and Warrant “B” issued at the closing, except that the exercise price shall be $8.00 per share and the expiration date shall be July 18, 2010. All warrants shall be exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. As required under Generally Accepted Accounting Principles a portion of the proceeds received in the offering will be allocated to the value of the warrants. This will result in additional interest expense being recorded in the future.

The Company has agreed to file a registration statement with the SEC for the shares of Common Stock underlying the Common Share Units and the Note Units within 90 days of the closing. The registration statement will also register the new SWATW Warrants (unless they have been replaced as discussed above, in which case they will not be registered). Failure to file the registration statement within 90 days of the closing or failure to get the registration statement effective 180 days from the closing would require SWAT to pay each investor a penalty fee in cash equal to 2% per month up to a maximum of 10% of their investment.

The purpose of the private placement is to raise funds to support the pending acquisitions of Vizer and Avurt and for ongoing product development and for working capital and general corporate purposes. The offering was conducted in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The placement agent for the offering is being compensated with a commission of not more than 8%, a non-accountable expense allowance of 2% and warrant rights for up to 20% of the common shares and convertible notes sold in the offering at exercise prices ranging from $4.92 to $5.00 each.

Results of Operations

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the nine months ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $4,139,000 and $3,856,000, respectively, for the nine months ended September 30, 2006.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Through 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues combined with planned improvements in margins on installations are anticipated to provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel and expenses for expanded marketing activities will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Monitor potential additional fund raising activities in 2006 and 2007 in addition to the approximate $5.2 million that was received in October 2006 from the Company's debt and securities offerings;

2.	Continue to focus sales and marketing efforts on securing additional purchase orders to increase revenues and generate additional margins from such sales;

3.	Attempt to complete the recently announced acquisitions of Vizer Group, Inc. and Avurt International, Inc., and integrate their business operations and opportunities into the Company's to expand revenue and market base;

4.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company's technologies; and

5.	Continue to monitor and implement cost control initiatives to conserve the current, approximate $5.1 million cash balance including the October 2006 funding, net of expenses as described above, through the remainder of 2006.

Comparison of the nine-month periods ended September 30, 2006 to 2005

Net sales for the nine months ended September 30, 2006 totaled $876,100, a $768,000 or 711% increase over the comparable 2005 period. Net sales for the 2006 and 2005 periods were comprised almost entirely of products sold into the mass transit market and in 2005 related primarily of sales to KCATA, which was obtained as a customer during mid-2004. In the nine months ended September 30, 2006, four customers represented approximately 72% of sales.

Cost of sales for the nine months ended September 30, 2006 totaled $1,169,700, a $1,089,300 or 1,354% increase over the comparable 2005 period. Cost of sales includes additional costs in 2006 associated with increased fixed overhead costs that have been added to support recent and anticipated sales increases. Additionally, product installation costs have increased in 2006 over 2005 due to more installations being conducted by Company personnel and contractors, as compared to higher percentage of prior installations being done by bus manufacturers as well as the learning curve associated with retro-fitting trains, light-rail vehicles and certain bus models. Extra time and resources is also being devoted to ensure customer satisfaction was high especially for the new customer installation relationships. Such additional costs resulted in a negative gross profit for the period.

Selling, general and administrative expenses in the nine months ended September 30, 2006 totaled $3,114,900, which is a $1,368,500 or 78% increase as compared to the 2005 period. The increase is primarily attributable to an increase of approximately $585,700 in payroll and contract labor costs from additions to sales, engineering and management personnel and the balance represents costs associated primarily with additional sales and marketing costs. Additionally, employee non-cash equity compensation totaled $482,700 for the nine months ended September 30, 2006 as compared to none in the 2005 period. Such amount relates to the estimated value of options granted to employees and directors under the Company’s option plan, calculated based upon the Black-Scholes method. Effective January 1, 2006, we began applying the fair value recognition provisions of FASB Statement No. 123R to our stock-based employee plans.

Research and development expenses in the nine months ended September 30, 2006 totaled $803,800, which is a $468,700 or 140% increase as compared to the 2005 period. The increase is due to a number of factors, primarily additional development personnel and outsourced research and development activities being incurred. Such amounts can vary quarter to quarter.

Interest expense for the nine months ended September 30, 2006 totaled $2,800. Interest expense for the nine months ended September 30, 2005 totaled $1,214,800 due to the average outstanding interest bearing obligations and the non-cash amortization totaling $758,900, of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings. Interest expense significantly reduced in 2006 as a result of the repayment or conversion of substantially all of the interest bearing debt upon the completion of the public offering in July 2005. During the nine months ended September 30, 2006, interest income of approximately $77,300 was recognized from earnings of excess cash in short term investments.

No income tax benefit was recorded on the loss for the nine months ended September 30, 2006, as our management was unable to determine that it was more likely than not that such benefit would be realized.

Comparison of the three-month periods ended September 30, 2006 to 2005

Net sales for the three months ended September 30, 2006 totaled $361,300, a $373,800 increase over the comparable 2005 period, which reflected a $12,500 net sales return. During the 2006 period, three customers represented approximately 95% of sales that were comprised almost entirely of products sold into the mass transit market.

Cost of sales for the three months ended September 30, 2006 totaled $488,600, a $495,500 increase over the comparable 2005 period, which reflected a $6,900 net sales return. Cost of sales includes additional costs in 2006 associated with increased fixed overhead costs that have been added to support recent and anticipated sales increases. Cost of sales for the three months ended September 30, 2006 exceeded net sales primarily due to product installation costs have increased in 2006 over 2005 due to more installations being conducted by Company personnel and contractors, as compared to higher percentage of prior installations being done by bus manufacturers. Additionally, first time learning installation costs especially on retro-fitting of trains, light-rail vehicles and certain bus models was a significant cost factor in the three month period. Extra time and resources is also being devoted to ensure customer satisfaction was high especially for the new customer installation relationships. Such additional costs resulted in a negative gross profit for the period.

Selling, general and administrative expenses in the three months ended September 30, 2006 totaled $1,095,400, which is a $319,500 or 41% increase as compared to the 2005 period. The increase is primarily attributable to an increase of approximately $105,000 in payroll and contract labor costs from additions to sales, engineering and management personnel and the balance represents costs associated primarily with additional sales and marketing costs. Additionally, employee non-cash equity compensation totaled $187,600 for the three months ended September 30, 2006 as compared to none in the 2005 period. Such amount relates to the estimated value of options granted to employees and directors under the Company’s option plan, calculated based upon the Black-Scholes method. Effective January 1, 2006, we began applying the fair value recognition provisions of FASB Statement No. 123R to our stock-based employee plans.

Research and development expenses in the three months ended September 30, 2006 totaled $325,200, which is a $127,800 or 65% increase as compared to the 2005 period. The increase is due to a number of factors, primarily additional development personnel and outsourced research and development activities being incurred. Such amounts can vary quarter to quarter.

Interest expense for the three months ended September 30, 2006 totaled $2,400. Interest expense for the three months ended September 30, 2005 totaled $878,900 due to the average outstanding interest bearing obligations and the non-cash amortization totaling $758,900, of the additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings. Interest expense significantly reduced in 2006 as a result of the repayment or conversion of substantially all of the interest bearing debt upon the completion of the public offering in July 2005. During the three months ended September 30, 2006, interest income of approximately $12,900 was recognized from earnings of excess cash in short term investments.

Liquidity and Capital Resources

We had a net loss of $4,139,400, including $546,400 in non–cash expenses relating to depreciation and amortization and stock based compensation, for the nine months ended September 30, 2006. We expect our expenses in the upcoming months, prior to any costs associated with the pending acquisitions, to be at or somewhat below the level incurred for the three months ended September 30, 2006. We are currently engaged in active sales communications with over 100 metropolitan transit authorities. It is likely that a loss will be incurred for at least the remainder of 2006, depending upon possible additional revenues to be achieved. During the nine months ended September 30, 2006, we were awarded and substantially completed a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. We have recently been notified that other California based organizations are evaluating an order under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option. The Greater Cleveland Regional Transit Agency (GRCTA) has also awarded SWAT contracts for installation of its ShiftWatch® mobile video surveillance and facilities surveillance solution in buses, light rail vehicles and platform stations. These awards which total approximately $1.6 million are expected to be substantially completed in the fourth quarter of 2006.

At September 30, 2006, we had working capital of $630,400, of which $426,200 was cash and cash equivalents. Subsequent to September 30, 2006, we completed a private offering of securities and certain employees have exercised stock options. The total of these subsequent activities generated gross cash proceeds of approximately $5.3 million.

Capital expenditures, primarily for development, testing and office equipment for the balance of the calendar year ending December 31, 2006 are anticipated to total approximately $20,000 to $40,000.

We anticipate that spending for research and development, prior to any costs associated with the pending acquisitions, for the balance of the calendar year ending December 31, 2006 will continue at approximately the same level as those incurred for the three months ended September 30, 2006. The primary expenditures will be focused on product refinement and enhancements to respond to customer requests. Additionally, new applications will also require additional development expenses.

Effective September 3, 2006, the Company executed a Plan of Merger to acquire privately held Westminster, Colorado based Vizer Group, Inc. (“Vizer”) and Avurt International, Inc. (“Avurt”), owned and managed by a common group of individuals.

The acquisition of the commonly–controlled companies, calls for a purchase price, payable in the Company’s common stock, for the combined companies estimated to total approximately $3 million (800,000 shares) plus a contingent $2 million (up to 533,333 shares, of which up to $750,000 at the option of the sellers may be taken in cash) earn-out based upon achieving specified future minimum revenue and operating thresholds. The Company also plans to enter employment contracts with the key Vizer and Avurt management personnel and Scott Sutton, founder and president of Vizer and Avurt, is expected to join SWAT’s board of directors and become SWAT’s president, subject to shareholder approval. Closing of the acquisition is subject to, among other items, finalization and approval of the audits currently in process on Vizer and Avurt and approval by the Company’s shareholders. The Company has agreed to advance funds under a secured note to Vizer and Avurt to fund completion of the Avurt launcher and expand marketing efforts.

In connection with the pending acquisitions of Vizer and Avurt, the Company agreed to advance up to $1.0 million in pre-closing cash advances to Vizer and Avurt to fund completion of the Avurt launcher and expand marketing efforts. The advances are being made under a secured promissory note due on demand (subject to up to 120 days notice for demand under certain conditions), with interest at 4% per annum and secured by a pledge of the Vizer and Avurt stock and a personal guarantee of the Vizer and Avurt shareholders. As of September 30, 2006 $450,000 had been advanced under the arrangement and subsequent to September 30, 2006, an additional $265,000 has been advanced.

We have a line of credit arrangement for up to $395,000 with First Interstate Bank of Kalispell, Montana pursuant to which we have been able to draw against 100% of eligible purchase orders we receive from customers. The line of credit relationship is based upon a verbal understanding with the bank, and advances are made and subject to, individual note agreements executed as purchase orders that are submitted for funding. Advances under such note agreements, when made, are collateralized by our inventories, receivables, equipment and intangibles. The interest rate on advances is established at the time of advance and the notes generally have a maturity date of 90 days following the advance. During September 2006, we drew $200,000 under this arrangement under a note payable that matures December 2006 and bears interest of 11.25%. Subsequent to September 30, 2006 a $100,000 principal reduction has been made on the note. During the nine months ended September 30, 2005, no amounts were advanced under the arrangement. As the line of credit arrangement is not subject to a written agreement, the bank may withdraw it at any time; however, the bank has not given any indication to us that they will not continue to provide the facility.

In April 2005, we borrowed $825,000 under short-term notes with interest at 8% per annum, which was repaid in July 2005 upon the completion of our initial public offering. The notes included warrant rights, which based upon the initial public offering, gave rise to a total of 137,500 warrants exercisable at $6.00 per share and expire in July 2010.

Operating Activities

Net cash consumed by operating activities was $3,855,700 during the nine months ended September 30, 2006. Cash was consumed by the loss of $4,139,400, less non-cash expenses of $546,400 for depreciation, amortization and non-cash equity compensation. Increases in accounts receivable totaled $569,200 as a result of 2006 sales increases and inventories totaled $45,000 during the period as a result of increases and anticipated increases in sales levels. Accounts payable and accrued expenses increased by $325,300 during the period providing cash.

Net cash consumed by operating activities was $2,278,000 during the nine months ended September 30, 2005. Cash was consumed by the loss of $3,269,000, less non-cash expenses of $1,094,000 for depreciation, amortization and interest. Increases in inventories and prepaid expenses totaled $153,000 during the period following the increased level of funding with the 2005 fund raising activities. A net increase of $47,000 in accounts payable and accruals during the period provided cash.

Investing Activities

Net cash outflows from investing activities consumed $590,400 during the nine months ended September 30, 2006. The outflow was primarily attributable to advances made on the note receivable under the merger agreement with Vizer and Avurt, purchases of equipment totaling $54,800 and additions to patents and deposits totaling $85,600.

Net cash outflows from investing activities consumed $171,400 during the nine months ended September 30, 2005. The outflow was primarily attributable to purchases of equipment.

Financing Activities

Net cash outflows from financing activities generated $206,400 during the nine months ended September 30, 2006, primarily from the $200,000 advance drawn under the credit arrangement.

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

Recently issued accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

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

Item 3.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

PART II   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On October 2, 2006, SWAT completed a $5,223,750 private placement of unregistered securities. A total of $2,772,000 was closed consisting of 792,000 common share units at $3.50 per unit (“Common Share Units”) with each Common Share Unit including one share of SWAT’s common stock (“Common Stock”) and three warrants (“Investor Warrants”) to acquire Common Stock. Additionally, a total of $2,451,750 was closed consisting of 700,500 convertible promissory note units (“Note Units”) at $3.50 per unit with each Note Unit consisting of a 5.13% per annum Convertible Promissory Note (“Note”) due January 31, 2007, unless earlier converted, and three Investor Warrants. Each $3.50 of principal (plus interest) due under the Notes will automatically be converted into one share of SWAT’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon shareholder approval of such conversion. Approval for the conversion right is planned to be sought at a special meeting of SWAT’s shareholders scheduled for the fourth quarter of 2006. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of Common Stock for each share of Series A Preferred Stock owned.

Investor Warrants consist of three separate warrants with the following terms: Warrant “A” is exercisable at $4.75 per share and expires four years from closing; Warrant “B” is exercisable at $4.75 per share and expires 18 months from closing; and Warrant “SWATW”‘s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the Common Stock of $13.50 per share. SWAT will use its reasonable best efforts to obtain the same CUSIP number for the “SWATW” Warrants issued in the private placement (the “new SWATW Warrants”) as is assigned to SWAT’s current publicly-traded “SWATW” Warrants (the “existing SWATW Warrants”) so that following registration of the new SWATW Warrants they will trade with the existing SWATW Warrants. If SWAT is unable to do so prior to the six month anniversary of the closing, the new SWATW Warrants shall thereupon be exchanged for a warrant, identical in form to Warrant “A” and Warrant “B” issued at the closing, except that the exercise price shall be $8.00 per share and the expiration date shall be July 18, 2010. All warrants shall be exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. As required under Generally Accepted Accounting Principles a portion of the proceeds received in the offering will be allocated to the value of the warrants. This will result in additional interest expense being recorded in the future.

The Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the shares of Common Stock underlying the Common Share Units and the Note Units within 90 days of the closing. The registration statement will also register the new SWATW Warrants (unless they have been replaced as discussed above, in which case they will not be registered). Failure to file the registration statement within 90 days of the closing or failure to get the registration statement effective 180 days from the closing would require SWAT to pay each investor a penalty fee in cash equal to 2% per month up to a maximum of 10% of their investment.

The purpose of the private placement was to raise funds to support the pending acquisitions of Vizer Group, Inc., and Avurt International, Inc., and for ongoing product development and for working capital and general corporate purposes. The offering was conducted in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Bathgate Capital Partners LLC served as placement agent for the offering and is being compensated with a commission of not more than 8%, a non-accountable expense allowance of 2% and warrant rights for up to 20% of the common shares and convertible notes sold in the offering at exercise prices ranging from $4.92 to $5.00 each.

Item 4.   Submission of Matters to a Vote of Security Holders

On October 6, 2006, the Company held its 2005 Annual Meeting of Shareholders. At the meeting the following directors were elected to serve until the next annual meeting or until their successors are elected and qualified:

Name	Shares FOR	WITHHOLD Authority To Vote

Barry C. Loder	1,590,547	4,698
Thomas R. Marinelli	1,590,547	4,698
Gregory Pusey	1,590,547	4,698
Gail S. Schoettler	1,591,547	3,698
Robert J. Williams	1,590,547	4,698

Proposal: Amendment to the Company's 2004 Stock Incentive Plan Increasing the Common Shares Reserved Under the Plan to 1,500,000 from 1,000,000

Shares FOR	Shares AGAINST	ABSTAIN
1,550,211	20,202	24,832

Proposal: Amendment to the Company’s Articles of Incorporation to Change the Company’s Name to “Security With Advanced Technology, Inc.”

Shares FOR	Shares AGAINST	ABSTAIN
1,590,578	4,407	260

Item 6.   Exhibits

(a)	Exhibits.

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006	Security With Advanced Technology, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer