Form 10KSB
period 2006-12-31
Security With Advanced Technology, Inc.
filed 2007-04-17
CIK 1216199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)	Annual Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006

( )	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________

Commission file number: 0-50019

SECURITY WITH ADVANCED TECHNOLOGY, INC

(f\k\a - A4S SECURITY, INC.)
(Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	20-1978398 (I.R.S. Employer Identification No.)

10855 Dover Street, Suite 1000 Westminster, Colorado (Address of principal executive office)	80021-3936 (Zip Code)

Issuer's telephone number, including area code:    (303) 439-0372

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class None	Name of each Exchange on Which Registered None

Securities Registered Pursuant to Section 12(g) of the Act:

No par value common stock
(Title of Class)

Common stock purchase warrants exercisable at $9.00
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [  ]    No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]    No  [X]

The Registrant had revenues of $296,000 for its most recent fiscal year ended December 31, 2006.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 12, 2007 was $12,764,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]    No  [X]

The number of shares outstanding of the Registrant’s common stock on April 12, 2007 was 5,582,820.

The number of the Registrant’s SWATW common stock purchase warrants outstanding on April 12, 2007 was 4,872,467.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB is incorporated by reference to the registrant's definitive proxy statement, which is due to be filed within 120 days of the end of the registrant's fiscal year ended December 31, 2006

Transitional Small Business Disclosure Format (Check one):   Yes  [    ]  No  [X]

SECURITY WITH ADVANCED TECHNOLOGY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB

Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Item 7. Item 8. Item 8A. Item 8B. Item 9. Item 10. Item 11. Item 12. Item 13. Item 14.
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
Other Information

                                  PART III

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters
Certain Relationships and Related Transactions
Exhibits
	Principal Accountant Fees and Services	Page 1 20 20 20 23 25 F-1 52 52 52 52 52 52 52 53 53

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Overview

        Security With Advanced Technology, Inc. (“SWAT” or the “Company”) is a leading provider of high-tech security products and services, which include non-lethal personal protection devices, surveillance and intrusion detection systems and mobile digital video surveillance solutions.  SWAT’s products and services are designed for government agencies, military and law enforcement, in addition to transportation, commercial facilities and non-lethal personal protection segments. The nature of our business includes sales and marketing, engineering, customer support, manufacturing, administration and finance. We maintain facilities and/or personnel to support these efforts in Westminster, Colorado, Cleveland, Ohio, Kansas City, Missouri, and Sacramento, California.

        In October 2006, we changed our name to Security With Advanced Technology Inc., (“SWAT”), from A4S Security, Inc. We were organized as a partnership in September 1999 and subsequently incorporated in Montana in January 2000 as A4S Technologies, Inc. In December 2004, we reincorporated in Colorado. Our principal executive offices are located at 10855 Dover St., Suite 1000, Westminster, Colorado 80021, and our telephone number is (303) 439-0372. We maintain a website at www.swat-systems.com. The information on our website is not part of this Form 10-KSB.

        In May 2005, we affected a 1 to 18.4 reverse split of our common stock and changed our name from A4S Technologies, Inc. to A4S Security, Inc. Unless otherwise indicated, all information included in this Form 10-KSB, including share and per share data, gives effect to this reverse stock split and our name changes.

        We completed our initial public offering ("IPO") in July 2005 in which we sold 1,380,000 units of our securities at $6.00 per unit for gross proceeds of $8,280,000. Each unit consisted of one share of our common stock and one warrant to purchase a share of our common stock. The warrants issued in our IPO are exercisable at $9.00 per share. The common stock and warrants are quoted on The Nasdaq Capital Market under the symbols SWAT and SWATW, respectively.

        Effective as of December 31, 2006 we completed the acquisition of Vizer Group, Inc. (“Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc. (“Avurt”). As consideration, we issued to the shareholders of Vizer an aggregate of 754,380 shares of our restricted common stock. Up to an additional 533,333 shares of newly-issued, restricted common stock are issuable subject to the terms of an earn-out provision contingent upon the achievement of specified future revenue and operating thresholds. Since the acquisition was completed effective as of December 31, 2006, our consolidated financial statements reflect the acquisition on the consolidated balance sheet as of December 31, 2006, but our statements of operations and cash flows for the two years then ended do not include any results of the acquired companies.

        We have a history of net operating losses and an accumulated deficit in excess of $17.5 million and our Independent Registered Public Accounting Firm has issued an opinion indicating substantial doubt about our ability to continue as a going concern for the year ending December 31, 2007. Our operating losses, accumulated deficit and audit opinion could negatively affect our ability to raise capital.

        Following our formation in 1999, we initially pursued the development of our technology for use by the United States Air Force under a contract to develop digital technology capable of capturing multiple feeds of video, audio and data, including the utilization of Global Positioning Satellite Time, to provide simultaneous time and location synchronized views of multiple and different video, audio and data streams of flight and weapons systems. Following the completion of this contract, we retained the proprietary commercial rights to our software development, which today is the core technology of our public transportation, high value mobile digital recording technology for surveillance that we initially began developing for use in law enforcement.

        In early 2004, as a result of significant lead times encountered in the buying decisions of our original target market, law enforcement, we began marketing products to mass transit customers. Into 2006, Kansas City Area Transit Authority, or KCATA, was our principal customer. During 2006, ten additional customers, including the Greater Cleveland Regional Transit Agency, ordered units. During the year ended December 31, 2006, seven customers collectively accounted for substantially all of our revenues. We currently have approximately a $2.2 million backlog of orders from transit agencies. Our primary near term focus is the mass transit market, and we are currently engaged in active discussions with numerous metropolitan transportation authorities.

         As of March 26, 2007 we completed a private placement of convertible promissory notes and warrants to purchase shares of our common stock totaling approximately $5.2 million dollars and on April 12, 2007 an additional $800,000 was completed under substantially the same terms. The proceeds from the private placement will be used for development, sales and marketing, overhead and corporate purposes. In October 2006 we completed a private placement of (i) shares of our common stock and warrants to purchase shares of our common stock and (ii) convertible promissory notes and warrants to purchase shares of our common stock totaling approximately $5.2 million.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During late 2006 the Company completed a private offering of securities, generating net proceeds of approximately $5.2 million and as of December 31, 2006, the Company's cash and short term investments totaled $2,935,000. The Company incurred a net loss and utilized net cash in operating activities of $9,347,000 and $5,651,000, respectively, in the year ended December 31, 2006, and incurred a net loss and utilized net cash in operating activities of $4,193,000 and $3,346,000, respectively, in the year ended December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a history of net operating losses and an accumulated deficit in excess of $17.5 million. For at least the first part of 2007, if not longer, we expect to continue to incur cash losses from operations. While we expect the recent acquisition to help increase revenues, such increases for the near term may only provide limited additional cash flow. Our plans to bridge such cash shortfalls in 2007 include the following:

1.	Aggressively pursue additional fund raising activities in addition to the approximate $6.0 million that has been received in 2007 from the Company’s private placement of convertible promissory notes and warrants to purchase shares of our common stock;

2.	Advance development of the Company’s products, particularly the Avurt IM-5 launcher, and sell such products in 2007, thereby generating cash flow from such sales;

3.	Work to complete the re-design of the ShiftWatch TVS 300 product to complete the in-process installations and open orders thereby recognizing such revenues and generating cash flow from such sales;

4.	Contingent upon the Company's ability to re-design the ShiftWatch TVS 300 product and the level of sales of such production in 2007, if any, explore alternative revenue sources from licensing or partnering opportunities for the TVS 300 product; and

5.	Continue to monitor and implement cost control initiatives to conserve cash.

        In 2007 we have recently increased our sales efforts to foreign governments and international law enforcement markets, and hired Burkman & Associates, a premier political consulting organization and strategists with extensive government, homeland defense and law enforcement experience with the purpose of advising on business actions domestically and around the globe.   We expect that the hiring of Burkman & Associates will bring greater exposure of our security solutions around the world. With this new focus, we formed a new business group with the sole emphasis on supporting government and international uses of our technologies.

        We recently established two strategic business divisions, the Technology Division and Division X, to integrate our newly acquired companies and manage our four business units. The Technology Division houses ShiftWatch and Vizer Group, and Division X houses Avurt International and Veritas Tactical.

Division X: Avurt International (“Avurt”) is developing the IM-5 launcher, Avurt’s first proprietary non-lethal weapon planned for launch in the second quarter of 2007. The Avurt IM-5 is a compact five-shot device that shoots an irritant filled projectile capable of disabling a threat or attacker. The .50 caliber projectiles are paintball shells filled with concentrated PAVA (pelargonic acid vanillylamide) powder and are propelled by high pressure nitrogen canisters. Since the projectiles are propelled by nitrogen rather than gunpowder, the IM-5 does not fall under concealed-weapons laws.

        The IM-5 is the first consumer-based product in the powdered pepper line. The effect of the PAVA powder, combined with the launcher’s use of a laser sight, popping sound and painful impact are designed to neutralize human and animal threats. The device is designed to accurately fire a projectile at distances of up to 40 feet, which breaks on impact dispersing a cloud of potent pepper based powder. The powder is 10 to 15 times more powerful than Oleoresin Capsicum (OC) aerosol pepper spray, causing a severe debilitating reaction. Unlike oil-based pepper products now on the market, PAVA powder is more consistently potent and deactivates quickly with water.

        Similar paintball-based launchers have been used by law enforcement officers for years. The difference between those and the new IM-5 launcher is dramatic. The IM-5‘s patent-pending technology employs unique design features that greatly improve its reliability and durability, such as eliminating the use of gaskets and “O-rings,” both frequent causes of failures in current product designs. It was also created with a unique nitrogen based propellant system for reliability and is laser aimed for additional accuracy. We believe the use of pepper-based projectile products is preferred by many law enforcement agencies because of its benefits over current products on the market.

        When compared to Taser International’s Taser™ C2, which is a single shot, conducted energy weapon capable of stopping attackers from only 15 feet and the Universal Guardian’s COBRA StunLight, which is a flashlight with a laser that produces approximately a 20 foot stream of pepper spray, the Avurt IM-5 provides twice the range of protection, 40 feet, and gives the user five shots or opportunities to strike the target.

        The IM-5 launcher will be being marketed to consumers, security guards, postal service employees, animal control officers, animal owners, campers, hikers, bikers, aid workers, law enforcement and the military. Avurt will market the handheld launchers in the U.S. and international markets. Distributor agreements are being negotiated in the United Arab Emirates, United Kingdom, South Africa and Nepal.

        Avurt also plans to teach a class called “Living in 360,” which will teach people how to properly use the IM-5 as well as other self defense techniques.

Division X: Veritas Tactical (“Veritas”) creates innovative training systems and tools to increase the quality of training worldwide for law enforcement, militaries, both private and government, and civilians while decreasing their potential liability and saving lives. Their credo is “Progressive solutions for impossible situations.” Veritas training breaks rank with traditional rigid systems, by encompassing all disciplines of thought and training available today. Many other systems are simply a new spin on an old way of thinking. Veritas, on the other hand, takes all available training processes under review, and then incorporates the best techniques for military, law enforcement and civilian training. Veritas’ product development team is bringing new training tools to market in 2007 to change the face of training.

        Members of the initial instructor team have been active in U.S. Special Operations, private security for the U.S. Department of State, and civilian law enforcement agencies. The team’s current training engagements include units of the U. S. Military, civilian, law enforcement, and instruction at both the corporate and college level.

        Veritas Tactical offers interactive courses for law enforcement, militaries, security personnel and civilians by integrating the best practices from multiple disciplines and a customized training system to meet the needs of each client. Curriculums incorporate skills such as:

•	Weapon Retention and Disarmament
•	Edged Weapon Defense
•	Military Tactical Edged Weapon (Military & Law Enforcement only)
•	Close Quarters Combat
•	Advanced Firearms
•	Force on Force
•	Ground Fighting
•	Pain Compliance, Restraint and Control Techniques
•	Tactical Driving
•	High Threat Executive Protection

        However, training classes are only one component of the $6.5 billion domestic civilian tactical training market and the $2.6 billion international government and law enforcement training market. The second and possibly the most important component of this market is the products and training tools which enhance and support current training programs.

        Veritas Tactical is focused on developing new training tools, and has developed a new product called the “SafeMunitions™ weapon conversion unit,” which allows military, law enforcement and private security forces to conduct force-on-force training in a safe non-lethal environment. The first of the SafeMunitions weapon conversion units is designed for users of Glock® (Models 17/22/31/34/35) weapons to convert their weapon from lethal to non-lethal in a matter of seconds. With a replaceable slide and magazine, the weapon becomes a non-lethal training tool.

        The Glock® model 17 is the most widely used firearm in the world with over 2.5 million units currently in service. This is just the first of many tactical training products planned by Veritas that is specifically designed for the Glock ® line of products. Additional conversion units are planned to be released which will impact every major line of tactical weaponry. Potential sales in this market exceed $280 million for the Glock® conversion alone.

        Veritas Tactical has also recently announced a new line of non-lethal launchers and projectiles made for military and law enforcement called the VT-MK series. These launchers are propelled by compressed air or nitrogen and shoot a synthetic pepper-based projectile accurately up to 100 meters, which breaks upon impact and has a debilitating effect on subjects. This powder substance is significantly stronger than the effect of pepper spray. These non-lethal launchers offer significant improvement over currently available designs, and there is currently great interest in this product throughout the U.S., and from international law enforcement and military agencies. We believe that this market has significant growth opportunity with limited competitors. This product is anticipated to begin shipping during the second quarter of 2007.

Technology Division: Vizer Group (“Vizer”) specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems. Some of Vizer’s customers include Lockheed Martin, Scottrade, Lafarge North America, Remington Arms, Johnson & Wales University, ConAgra Foods and Ameriquest Mortgage.

        With a focus on network-centric technology and hosted services, Vizer developed a unique proprietary “e-Link” solution which is built around a web-hosted software platform and a unique network-based device providing business customers complete control over access, alarms, and video systems remotely through a secure and easy-to-use website.  This product is sold primarily on the basis of a monthly service fee thereby creating recurring revenue.

        Vizer’s base business is the design and integration of facility security solutions. This is accomplished using products purchased directly from manufacturers or distributors. Following the Vizer acquisition by SWAT, Vizer has taken on all operations, installation and integrations services for all of the Technology Division. This action has lead to gaining several efficiencies and lowering costs by streamlining the team.

        Historically, the security industry lacked technology focused companies. Vizer has built its business by focusing on three basic business philosophies: technology, professionalism, and customer support. Unlike the mechanical focused industry, Vizer chose to place strong emphasis on maintaining a high technology knowledge base, network and software certifications, and hiring computer and network trained technicians. Vizer’s practice is unique in the industry and has proven very valuable allowing them to provide a high level of service to their customers. Vizer takes a much more professional and refined approach to proposals, dress codes, office space, follow-up processes and an unconditional 24 hour service and support lines to separating themselves from the competition. Vizer’s customer support service is a 24 hour-a-day, seven days-a-week program. Vizer takes the approach that security is a mission critical component of any business and should be treated as such – just as critical as avoiding network outages which can cause email and internet shutdowns bringing business to a halt. With these business focuses, Vizer has made a positive mark on the industry and has set itself apart from the competition.

        Diversification of products and solutions has also been a focus of Vizer’s business since the acquisition closed. Vizer has taken the “e-Link” platform and is in the process of installing it in a school, calling the solution “School Link.” This is a state-of-the-art facility security and control solution which will allow first responders or remote locations the ability to view live video, lock and unlock doors, arm and disarm different zones in the facility, and control the thermostats with the ability to raise and lower the temperatures in specific locations. This is a web-based platform which is easy to use and doesn’t require specific software, just access to the internet or intranet.

        A diversification strategy currently being designed is to utilize the ShiftWatch mobile product by expanding its platforms beyond the standard transit installation. The first solution Vizer is working on is a construction site security system. Vizer is currently designing and building a security trailer that will sit at a jobsite and provide video surveillance and intrusion utilizing the ShiftWatch DVR. This trailer will have several cameras mounted to it including a license plate capture camera, four cameras mounted to a boom that will capture several views as well as wireless cameras that can be mounted in another location on the site and connect to the trailer for recording. The need for a ruggedized DVR is critical in this situation which the ShiftWatch DVR has been designed to handle. This trailer is anticipated to cost approximately $12,000, have a service life of three to four years and will be made available as a rental at an estimated $2,500 to $3,500 per month.

Technology Division: ShiftWatch® (“ShiftWatch”) is a product line of mobile digital video surveillance solutions for public transportation and general security applications. ShiftWatch’s full-motion, high-resolution video system utilizes patent-pending video streaming technology and GPS synchronization capabilities to provide agencies with data security and reliability.

        Through December 31, 2006, our primary business line and focus was providing hmobile digital video recording devices to the transportation market. The ShiftWatch 3.0 architecture in the TVS 300 product has been designed to meet or exceed the high resolution digital video specifications that will be valuable in a variety of surveillance applications. We are currently evaluating alternatives for this technology at possibly lower development costs for faster product introductions. Our primary efforts in this area have been focused on designing a mass transit product that would provide unequaled remote access through state of the art wireless capability for near real time review and download to a fully scalable back end server model. We anticipate that our product will lead the industry in interoperable capabilities, while providing the highest allowable video resolution that will comply with or exceed anticipated industry minimum specifications. We are currently evaluating marketing and distribution options and alternatives to cost effectively address a variety of markets.

        Shortly after the TVS 300 hardware and software upgrade was released in late 2006, performance issues were revealed with the products that were causing what we determined to be unacceptable periods and instances of non-recording rates. As a result of these performance issues, and with the agreement of the larger customers who had installations in process, in late 2006 we slowed most ongoing installations of the TVS 300 products. Immediately upon becoming aware of the performance issues, we contacted and began working with our contract hardware manufacturer as well as an outsourced engineering and design firm to identify the causes and possible remedies. At present we believe that the root causes of the performance issues have been identified and a plan to fix them is underway. This has included programming changes to resolve internal software conflicts and redesigning and re-specification of certain hardware configuration and components. We have engaged a new contract manufacturer which is currently working closely with our management team as well as our contract engineering firm to quickly redeploy the TVS 300. We are currently testing the revised product configurations and believe that ongoing customer installations using the TVS 300 products will be re-accelerated and ongoing, no later than the second quarter of 2007. Our current back log of orders for the ShiftWatch product totals approximately $2.2 million.

        Our ShiftWatch® product line is generating revenue in the public transportation market. In June 2004, KCATA chose our ShiftWatch® TVS™ to provide video and audio surveillance with GPS integration on their new buses and to retrofit selected buses currently in use. Cumulatively, we have fulfilled orders for 101 units to be used in buses operated by KCATA. We were selected by KCATA after a six-month evaluation and testing program. Based on KCATA as a reference customer, we are currently engaged in discussions with additional metropolitan transportation agencies to purchase units of our ShiftWatch® TVS™ product.

        The architecture of our software, in which the technology is integrated, has many capabilities that we believe could be leveraged into other market spaces with only incremental integration development by either a licensed third party or ourselves. Accordingly, we believe the potential market for our technology is substantially greater than our current product market space.

Products and Marketing

Overview

        Laguna Research Partners estimates that private security services in the U.S. alone generate annual sales of more than $40 billion. We have broadened our market reach to cover several segments of this industry. The December 2006 acquisition of Vizer and Avurt has expanded for us the once $1.5 billion mobile transportation market opportunity by over 26 times. Non-lethal products and facility security solutions have now become a major focus of the Company. It is our belief that our high margin products for non-lethal protection and training will enhance the Company’s ability to generate significant revenue. Our unique non-lethal products address growing concerns of increased violent crimes. Roper and Starch research (May 2005 – June 2006) revealed the following:

•	A violent crime takes place every 22 seconds in the United States.
•	Workplace violence accounted for 18% of all violent crime.
•	A 21 year old woman has a 1 in 4 chance of experiencing a violent crime during her lifetime.
•	Protecting the family is one of the world's top values.

        Defining solutions for safety, security, and peace of mind is our mission. Solutions and products cover all walks of life. We believe the Avurt line of launchers and the “Living in 360” training program will provide consumers with a unique tool and several skills to address the ongoing concern of protection and safety. Our mobile and facility security solutions provide safe work and transportation environments and our Veritas Tactical division puts non-lethal tools in the hands of our military and law enforcement officers.

Marketing

        Our marketing efforts vary greatly depending on the business division.

        Avurt has a four phase marketing approach. Phase one includes public relations events and media tours including a highly publicized event with Meredith Corporation, a publisher of several national women’s magazines. All of the initial marketing and public relations events will point potential buyers to our website where they can purchase the IM-5 launcher. Phase two focuses on an aggressive website marketing campaign. The goal of this approach is to generate sales from the 400,000 plus people searching monthly for personal protection or self defense products. Phase three is our viral campaign focusing on “blogging” and “buzz” strategy which we believe will generate revenue with a very low cost medium. Phase four will include a main stream media approach focusing on a print media campaign in strategic women’s publications followed by radio and TV ads.

        When combined with an aggressive distribution model for new products and partnership with major manufacturing, we believe this strategy will increase our revenues.

         Veritas Tactical will focus its marketing efforts on agency and military sales both nationally and internationally. We plan to utilize our government and international contacts to initially drive sales combined with strategic trade shows and print media. Our government initiative team is focused on securing government contracts with the U.S. military.

         Vizer Group has a two phase approach to marketing its security products. Our integration services will continue to be a Rocky Mountain regional approach with service offerings that include monitoring services based upon a recurring revenue stream at no customer front end capital expenditures and straight purchase programs as well. Our second strategy involves marketing our e-Link product to national distribution involving sales of an access kit and a monthly recurring revenue model for the kit to operate. We currently have three of the nation’s largest distributors have expressed interest in selling the product when it is completed in fourth quarter of 2007. We anticipate a significant margin on the original kit sales, in addition to building a large recurring revenue base through charging dealers and integrators for each business customer’s credential holder that is being controlled by the system. This also offers distributors in the security industry another source for recurring revenue besides the traditional alarm monitoring fees.

        ShiftWatch mobile products will primarily target metropolitan transportation authorities. In October 2005 we were awarded a five-year General Services Administration, or GSA, contract, with options to extend up to an additional 15 years. The contract enables us to sell our products to federal government agencies and we believe it helps us increase our customer base. The contract qualified us to make sales to law enforcement and security systems and also allows for sales under the small business size standard exemption. By virtue of the contract, we may participate in the GSA’s Federal 1122 Program and multiple state award schedules program. These programs allow state and local law enforcement agencies to directly receive the purchasing benefits of the procurement procedures and channels that the GSA has developed. In November 2005 we were awarded Multiple Award Schedule (MAS) contracts from Texas and California. These contracts will enable the Company to sell its products to state and local government agencies directly. These MAS contracts rely on the GSA contract awarded to the Company for pricing, terms and conditions and allow state and local law enforcement and transportation agencies to procure products and services from the Company directly and receive the pre-negotiated purchasing benefits of the Company’s GSA contract.

Our Products

Avurt International:

•	Avurt IM-5— the Avurt IM-5 is a non-lethal personal protection device for consumers that shoots PAVA filled projectiles that break on impact causing a debilitating reaction to humans and animals.

        Key features of the Avurt IM-5:

o	Non-lethal;
o	Shoots five projectiles up to a distance of 40 feet;
o	Laser aiming device makes it easy to use;
o	PAVA powder is significantly stronger than OC pepper spray;
o	PAVA powder neutralizes quickly with cool water; and
o	Small enough to fit in a purse or glove box.

•	Living in 360—is a self defense class that teaches people how to properly use the IM-5 as well how to be aware of their surroundings and how to be ready if they are ever attacked.

        Key features of Living in 360:

o	Proper situational awareness;
o	Situational relevancies of violent and sexual assaults;
o	How not to be a victim;
o	How and when to fight back;
o	Living with awareness, not paranoia;
o	Structural security;
o	Safety in the car and parking lot;
o	Defenses to real work methods of attack;
o	Proper defensive use of the IM-5;
o	Using your body as a weapon;
o	Using common items as defensive tools; and
o	Areas of focus for counter attack.

Veritas Tactical:

•	SafeMunitions™ unit—The SafeMunitions unit is a conversion unit that will allow real firearms to safely fire marking and non-marking training projectiles.

        Key features of the SafeMunitions unit:

o	Gives law enforcement and military personnel the ability to practice with their own weapon in a safe training setting;
o	By converting their own weapon the feel and trigger pull used in training is consistent with real life use;
o	All conversion components are blue, the international safety color; this will indicate to everyone involved in a training scenario that the gun is non-lethal; and
o	Once properly converted, the SafeMunitions unit patent-pending technology will make it impossible to load any live ammunition into the firearm, making it safe for force-on-force training.

•	VT-MKIV— The VT-MKIV is a non-lethal projectile launcher designed primarily for use by military and law enforcement. It propels synthetic pepper-based (PAVA) filled projectiles with compressed air or nitrogen, which break upon impact and have a debilitating effect on subjects.

        Key features of this SafeMunitions unit:

o	PAVA powder is significantly stronger than OC pepper spray;
o	Gives users the ability to deliver non-lethal rounds accurately from distances up to 100 meters, providing military and law enforcement officers a tactical advantage in many control scenarios;
o	Magazine fed; and
o	Can be fit with many off-the-shelf tactical accessories.

•	Training Classes— Veritas Tactical offers interactive courses for law enforcement, militaries, security personnel and civilians by integrating the best practices from multiple disciplines and a customized training system to meet the needs of each client. Curriculums incorporate skills such as:

o	Weapon Retention and Disarmament;
o	Edged Weapon Defense;
o	Military Tactical Edged Weapon (Military & Law Enforcement only);
o	Close quarters combat;
o	Advanced firearms;
o	Force on Force;
o	Ground fighting;
o	Pain compliance, restraint and control Techniques;
o	Tactical Driving; and
o	High Threat Executive Protection.

Vizer Group:

•	e-Link—e-Link is a proprietary security solution built around a web-hosted software platform and a unique network-based device providing business customers complete control over access, alarms, and video systems remotely through a secure and easy-to-use website.

        Key features of e-Link:

o	No software needed--hosted service;
o	Familiar easy to use software interface accessible anywhere through the internet or intranet;
o	No computers or servers to manage or maintain;
o	Utilizes network cable infrastructure (no legacy cabling needed);
o	State-of-the-art IP based security appliances;
o	Better overall value; and
o	Additional ROI on network infrastructure.

•	School Link— School Link is a state-of-the-art facility security and control solution designed to allow first responders to the scene of an hostile or unknown situation at remote locations, the ability via password security controlled access to view multiple cameras of live video, lock and unlock doors, arm and disarm different zones in the facility, and control the thermostats with the ability to raise and lower the temperatures in specific locations.

        Key features of School Link:

o	Web based platform is easy to use and doesn't require specific software, just access to the internet or intranet;
o	No computers or servers to manage or maintain;
o	Utilizes network cable infrastructure (no legacy cabling needed);
o	State-of-the-art IP based security appliances;
o	Better overall value;
o	Additional ROI on network infrastructure;
o	Local wireless network access for first responders--connect through wireless computer device; and
o	Multiple control points either on or off site.

•	Construction Site Trailer Security System — The construction site security system is a trailer that will sit at a construction jobsite and provide video surveillance and intrusion utilizing the ShiftWatch DVR. The trailer will have multiple cameras mounted to it including a license plate capture camera, a wireless camera that can be put in another location on the site and connect to the trailer for recording, and four cameras mounted to a boom that will capture several views.

        Key features of Construction Site Trailer Security System:

o	License plate capture on site entry and exit;
o	Eight camera capability-six at the trailer and two wireless remote cameras that can be placed anywhere on the site;
o	Multiple connection options—wireless network, cable, removable media;
o	Ruggedized equipment designed for construction environment;
o	Easy to move and relocate;
o	Modular;
o	Multiple option packages and designs; and
o	Rent or purchase options.

ShiftWatch:

•	TVS 300—The TVS 300 is a digital surveillance product for mobile transportation vehicles.

        Key features of the TVS 300:

o	GPS synchronization;
o	Pre- and Post-Event Recording;
o	Time Synchronized Replay-because GPS information is stored on all of the recorders, each unit is time locked to every other unit in the system. This allows for the user to replay and view video from two or more vehicles or locations and synchronize the images to attempt to recreate the event from a variety of angles;
o	Post-Production Capabilities- the user can transfer the video seamlessly to a storage area network, local area network, HDD, DVD or CD;
o	Industry Standard Video Format;
o	Interoperability;
o	Independent Power System; and
o	Redundant Video Storage.

Intellectual Property

Avurt— product line currently has three pending patent applications with claims covering the launcher concept, the Avurt IM-5 housing, and the Avurt IM-5 mechanics. We are currently filing several additional patents related to this line of products and anticipate growing our patent portfolio significantly in 2007.

Veritas Tactical— product line currently has one filed patent application for SafeMunitions covering the product concept and several patents in process covering multiple weapon conversions and conversion concepts. In addition to the SafeMunitions product line, the non-lethal line of tactical products has three patents in process dealing with the magazine fed tactical launchers and new features tied to that line of products.

Vizer Group— has one filed patent on the web hosted access control and security software relating to the concept and the specifics of the software solution. We anticipate growing the patent filings related to this product line as further development is completed.

ShiftWatch® — product line currently has pending patent applications with claims covering over 30 features of the product, including the base Tapestream™ technology, video that is authenticated for court use, and the implementation of MPEG2 video compression in a mobile environment. We continuously review our technology and patent applications to expand and broaden our protection. For example, one of our provisional applications includes fundamental claims to a mobile video advertising display system (VADS) that displays ads for commercial establishments as a vehicle, such as a bus or train, approaches them.

Manufacturing and Supply

We currently have manufacturing and supply arrangements with qualified suppliers for the development, procurement and assembly of our key products. Our suppliers, ISO 9001 certified manufacturers, specialize in providing outsourced manufacturing and assembly services for companies such ours.

Avurt—the Avurt IM-5 will be manufactured and assembled at a contract assembly and manufacturing vendor in Colorado. They have significant capacity and we anticipate that their 1,000 unit-a-day capacity should meet our 24 month sales projections. Supply of parts will be handled by the manufacturer and we anticipate a six week lead time to order inventory parts for manufacturing.

Veritas Tactical—the VT magazine fed launchers will be manufactured and supplied by Avid Technologies, a Taiwan based company who worked closely with Veritas on the development of the product. We anticipate this vendor to have significant capacity and should have no issues meeting sales demands.

Vizer Group— currently does not manufacture any products with the exception of software but has developed solid supply relationships directly with manufactures and with several key national distributors. These supply lines stem from long term relationships which allow optimum purchasing power ensuring high margins and low cost of goods.

ShiftWatch—our software design and implementation, which is the enabling factor in our product, is performed at our headquarters in Colorado. We ensure that our products qualify for the “Buy America” standard. The hardware was previously supplied from a vendor in Canada, which has presented multiple issues including quality and reliability. Based on field testing, which started in October of 2006, we experienced a 60 to 80 percent failure rate of multiple components causing a first quarter shift in manufacturing to an ISO 9003 certified vendor in Colorado. We are currently completing tests and anticipate new hardware shipping by the end of second quarter 2007.

Competition

Avurt International—we believe that our main competitors and the product information publicly available with regard to personal protection devices include:

•	Taser™ C2 consumer model as well as other products in their line. This product is a single shot, electronic shock device, which disables a person when a shot is fired inserting two barbs and sending thousands of volts through the person or animal and retails between $300 and $1,000. The manufacturer claims up to a 28 foot range on their law enforcement products and a 15 foot range on their consumer products.
•	Universal Guardian’s Cobra Stunlight™ product. This is a flashlight which has a laser sight and a squirt gun filled with liquid pepper spray and retails from approximately $300. The product information claims the liquid inhibiting substance can be accurately fired within a 20 foot range.
•	Pepper spray and Mace™ aerosol products. These can be purchased through several channels and vary in effectiveness, range and size. There are thousands of options when it comes to aerosol defense sprays ranging in price from $5 to $100. Most sprays utilize different formulas and spray patterns causing a drastic variation in both distance and effectiveness.
•	PepperBall™ Technologies, Inc. Flashlauncher™ has just been released and they anticipate sales to agencies and eventually consumers. This is a flashlight containing a laser sight and a PepperBall™ projectile launcher which is accurate to 30 feet. The Flashlauncher will only initially be available to agencies through distribution. The product will retail for approximately $300 and is scheduled to be available late second quarter 2007.

Veritas Tactical—we believe that our main competitors with regard to non-lethal weapons include:

•	PepperBall™Technologies, Inc.— sells a line of non-lethal launchers to law enforcement and military.
•	FN Herstal— sells a less lethal product line which is air powered but is not categorized as non-lethal due to the amount of kinetic energy displaced by the projectile which is lead weighted and contains more mass.
•	Other solutions. We are also aware that standard paintball launchers are used to deploy non-lethal projectiles utilizing the kinetic impact of rubber balls, and standard marking paintballs. Agencies tend to use this strategy because of the cost difference between launchers purchased directly from the non-lethal supplier and the paintball manufacturers.

Vizer Group—we believe that our main competitors with regard to Vizer Group’s products and services include:

•	IEI—manufactures an access platform that eliminates the PC by embedding the software within the chipset. This is essentially a legacy panel set-up but eliminates the PC.
•	Isonas—manufactures an IP access control reader, which is not a secure device and the software is full of glitches that render it unstable and too difficult for end users to figure out.
•	Brivo—manufactures an access platform that is a hosted software model. This is essentially a legacy panel that connects to a hosted service and then is accessed through a high speed connection. It is not a true thin client which means software must be loaded onto the workstation or computer accessing the hosted software in order for it to work.
•	Local and national security integration firms. This is a highly competitive industry which varies between one man operations working out of the back of a van to national firms like ADT, Honeywell, and Henry Brothers. Each market will have a representation of both sets of integrators or dealer/installers.

ShiftWatch—we believe that our chief competitors with regard to public transportation are:

•	GE Security. The GE Interlogix MobileView® product allows for the simultaneous capture of video and audio images from up to eight onboard cameras with distributed video. The system is primarily designed for use on buses, light-rail, delivery vehicles and armored cars.
•	SafetyVision® — through its RoadRecorder® 6000 Pro Series, Safety Vision provides an onboard surveillance product, which utilizes digital video. Designed for use on mass transit, rail, law enforcement and other vehicles, the system can utilize up to 10 color or black and white cameras. The company’s Observer® series is designed specifically for use on school buses and captures up to 24 hours of footage on a VHS tape.
•	Integrian— Integrian’s TransitCam™ products offer digital video and information solutions for bus and rail applications. The TransitCam solution can support up to 16 cameras on distributed video channels.
•	March Networks— the 5308 MDVR from March Networks supports up to eight cameras and is used in bus and rail transit systems, first response vehicles and other fleet operations.
•	Radio Engineering Industries— Digital Bus-Watch®, the Radio Engineering Industries product, is designed for most transit applications. In addition to capturing audio and video images, the system can monitor and record vehicle functions on a hard drive.

Facilities and Employees

        We do not own any of our facilities. Each of our facilities is leased from a non-affiliate. We believe that our current facilities are adequate for our near term needs. We currently have approximately 38 full time equivalent employees who devote their full business time to our activities and two employees who devote some of their business time to our activities.

RISK FACTORS

Risks Related to Our Business and Industry

We have a limited history of product sales and have incurred substantial losses since inception, which makes it difficult to evaluate our prospects and the merits of investing in our securities.

We were formed in December 1999. For approximately four years, we were primarily engaged in the research and development of our initial security product, the MIL-4000, under a contract with the United States Air Force, which was our only product until 2003, when we commercially released ShiftWatch® TVS™, which has only minimal sales to date. As a result of our limited operating history, we have a limited amount of sales and financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges of attempting to introduce new products in new and developing markets. We may not address these risks, and our business strategy may not prove successful.

In 2005, we had revenues of $108,500 and incurred a net loss of $4,193,000. In 2006, we had revenues of $296,000 and incurred a net loss of $9,347,000. We expect to continue to incur significant sales, marketing, general and administrative and product development expenses in connection with the development of our business. Although we believe our sales will begin to increase and currently we have open orders of approximately $2.2 million in process, we expect to incur a net loss for most if not all of 2007.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We currently have approximately $6.0 million of cash on hand, including proceeds of a funding that closed in March 2007, to fund our operations going forward.  We believe that cash generated by the operations of our businesses in conjunction with available working capital should be sufficient to continue our business for at least the next 12 months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to raise additional capital through a secured or other borrowing arrangement or to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the Company or disadvantageous to our existing shareholders.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the Company or disadvantageous to our existing shareholders.  For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register.  If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.  We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

Historically, our revenues have been generated by only one principal customer, and we will be unable to operate profitably unless we expand our customer base.

Our success depends on our ability to market and enhance our products to meet and maintain our current customers’ and potential customers’ needs. We have produced security products which have been installed in buses operated by KCATA. KCATA accounted for substantially all of our sales in 2005 and continued to be a significant customer in 2006. We believe our ability to substantially increase our revenues and generate net income is contingent on successfully expanding our sales and marketing efforts and our consummation of additional sales orders and contracts. If we are unable to expand our customer base, we will be unable to operate profitably.

Our marketing efforts are focused primarily on municipalities or quasi-governmental agencies, such as mass transit authorities and law enforcement agencies, which can have prolonged buying cycles and operate under voter mandated budget constraints. As a result, sales to these potential customers could be delayed or not achieved.

We anticipate that our primary customers in the near future will be municipalities or quasi-governmental agencies, such as mass transit authorities and law enforcement agencies. Municipalities generally have prolonged purchase and buying cycles and generally require compliance with specified proposal and request for proposal conditions. They typically have budget considerations and buying patterns frequently tied to fiscal year considerations. In order to do business with certain customers we may also be subject to a number of public policies covering procurement procedures. As a result of these prolonged buying cycles and particular procurement procedures as well as voter mandated budgetary constraints, our sales to these potential customers could be delayed or not achieved.

Most of our end-users are subject to budgetary and political constraints that may delay or prevent sales.

Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies.

We may not achieve substantial business from governmental agencies because of our brief operating history and absence of a prior relationship.

We expect to derive a significant amount of our future revenues from sales made to municipalities and other governmental agencies. Governmental agencies or quasi-governmental agencies are more likely than private sector clients to provide business based on our reputation and our relationship with the agencies. We have a brief operating history and only one principal customer, KCATA. Accordingly, it may be more difficult for us to establish substantial business with agencies. Also, if for any reason our reputation or relationship with a governmental agency is impaired, or if levels of government expenditures and authorizations for our products do not increase or shift to products in areas where we do not provide products, our business generated from governmental sources may be materially and adversely affected.

Our growth plans will be hindered if the markets for our products do not develop as anticipated.

The markets for our security, surveillance and personal protection products are still emerging. Our growth is dependent on, among other things, the size and pace at which the markets for our products develop. If the markets do not grow as we anticipate, our growth plans will not be realized. Continued growth may be hindered, for many reasons, including products deemed to be superior to ours that are offered by our competitors, our customers experiencing technical difficulty in utilizing our products, or our customers achieving their security and protection objectives by using alternative solutions.

Performance issues with the recently released ShiftWatch TVS 300 product affect our ability to successfully complete contract installations and may cause customers terminate their contracts with us.

We experienced performance issues with our TVS 300 products when they were released in late 2006. This has caused delays in successfully installing acceptable working products under the terms of contracts with several of our customers. If we are not successful in making product modifications to achieve working products on a timely basis, certain customers may attempt to terminate their contracts, resulting in additional costs and potentially lost revenue for the Company. In addition, if we are unable to re-design the TVS 300 product, we may be required to explore alternative revenue sources from licensing or partnering opportunities for the TVS 300 product and there can be no assurance that such sources of alternative revenue will be generated and, if generated, sufficient to meet our projections, achieve our desired margins or support our costs.

Product modifications, upgrades and enhancements may affect our ability to successfully market our products.

Our surveillance software, like any software product, will require modifications. We are also continually engaged in seeking product upgrades and enhancements. As we move forward with these changes, we may experience delays due to programming or product development. Such delays may impact our ability to meet delivery schedules or other commitments to customers or prospective customers and may ultimately result in our inability to successfully market our products.

Our surveillance products, exclusive of the software, are currently produced and assembled with generally available off-the-shelf components. Should technological changes in the product be necessary that would make such off-the-shelf components no longer workable, it could have an impact on our ability to deliver finished products, as well as our costs to have such products manufactured.

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

We rely upon patents, trademarks and trade secrets to protect our proprietary rights that we believe give us a competitive advantage; however, such intellectual property protections may not be broad enough, could be successfully challenged or may become useless as competitors independently develop similar technologies. Enforcement of intellectual property rights is expensive and involves a significant amount of management resources, which could decrease our revenues, and, if we lose, defeat our competitive advantage.

Our ability to compete depends to a significant degree upon the protection of our products and other proprietary technology rights. We may not be able to protect our proprietary technology, and our proprietary rights may not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements, each of which affords only limited protection. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

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

On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against Security With Advanced Technology, Inc., Vizer Group, Inc. and Avurt International, Inc. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non- Discolsure Agreement between Vizer Group, Inc. and PTI.  PTI is seeking (a) damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. While the complaint has only recently been served, based upon a preliminary review of the action, we believe that PTI’s claims are without merit. We intend to vigorously defend this matter, including exploring all legal rights and remedies available to us to protect our products, technology and brand, such as counterclaims against PTI, if appropriate.  To date, no action has been taken to respond to this matter since it was only recently filed. If we are unsuccessful in defending this lawsuit, our ability to sell the Avurt launcher could be prohibited or, at a minimum, significantly impaired and delayed. If we are unable to sell the Avurt launcher or if such sale is impaired or delayed, our future revenue from such product, which is expected to represent a very significant portion of our business in the future, could be eliminated or significantly reduced.

In addition, we may indemnify certain of our customers against certain claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and such customers against infringement claims. In the event of a claim of infringement, our customers and we may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. An adverse decision in a lawsuit or failure to obtain any such required licenses could limit our ability to market our products resulting in a loss of revenues and could require us to restructure our operations.

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

The security, surveillance and personal protection businesses are highly competitive, and we may face increasing competition. We expect that many of our competitors will have greater financial and human resources, more experience in research and development, and more established sales, marketing and distribution capabilities than we have. Therefore, our efforts to increase sales may be unsuccessful. In addition, the security, surveillance and personal protection markets we are focused in are all characterized by rapid technological change. New product introductions or other technological advancements could make some or all of our products obsolete.

Our dependence on third party suppliers for key components of our devices could delay shipment of our products and reduce our sales.

We rely on a limited number of suppliers for the components of our products. In fact, Vizer depends on one supplier for the delivery of its pepper-based projectiles that it sells. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of projectiles, components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we may depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. We also do not have long-term agreements with any of our suppliers. Except possibly for the PepperBall® projectiles, we believe that there are readily available alternative suppliers in most cases; however, there is no guarantee that supply will not be interrupted. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. In the event we are unable to obtain projectiles from PepperBall® on reasonable terms or at all, we will be required to find another supplier of projectiles. There can be no assurance that we will be able to find another supplier or that we will be able to obtain projectiles on financial and other terms that are acceptable to us.

We are materially dependent on the acceptance of our personal protection products by the law enforcement and corrections market, and if law enforcement and corrections agencies do not purchase such products, our revenues will be adversely affected and we may not be able to expand into other markets.

A substantial number of law enforcement and corrections agencies may not purchase our pepper-based, non-lethal personal protection devices. In addition, if our products are not widely accepted by the law enforcement and corrections market, we may not be able to expand sales of our products into other markets. Law enforcement and corrections agencies may be influenced by claims or perceptions that pepper-based weapons are unsafe or may be used in an abusive manner. Sales of our products to these agencies may also be delayed or limited by these claims or perceptions.

Our personal protection device business will substantially depend on sales of our launcher and related cartridges, and if these products are not widely accepted, our growth prospects will be diminished.

Our personal protection device revenues will predominantly depend on sales of our launcher and related cartridges, which have not yet been released to the market. The development of these products is complex, and we may experience delays in completing the development and introduction of these products. We cannot provide any assurance that these products, or any other products that we may develop in the future, will achieve market acceptance. Our inability to release these products or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition. Further, if we fail to develop new products on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

To the extent demand for our personal protection products increases, our future success will be dependent upon our ability to ramp manufacturing production capacity.

Although we currently market personal protection devices manufactured and designed by others, we have not begun to market our own launcher. To the extent demand for that product, or other products we may develop, increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. We plan to use a contract manufacturer for these products. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results, and financial condition.

Our services and reputation may be adversely affected by product defects or inadequate performance.

Management believes that we offer state-of-the art products that are reliable and competitively priced. In the event that our products do not perform to specifications or are defective in any way, our reputation may be materially adversely affected and we may suffer a loss of business and a corresponding loss in revenues. For example, our current ShiftWatch® TVS 300 product containing significant software and feature enhancements was released in the fourth quarter of 2006. Recent quality testing indicates that the latest version is experiencing hardware related supply challenges delaying several installations caused by a third party vendor. We are actively attempting to mitigate this situation using all means available to us to resolve this problem. This will affect revenues previously expected to begin in the fourth quarter of 2006 and there can be no assurance that we will resolve this problem without further negative impacts to our revenue for future periods and our reputation.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Risk Factors section, and the following factors, may affect our operating results:

•	Our ability to expand our customer base;
•	Our ability to penetrate the law enforcement and the general security applications markets;
•	Our plans to increase our marketing personnel and other marketing costs to further our growth strategy;
•	Our plans to continue to develop new and improved product offerings;
•	Our intent to focus on long-term goals over short-term results;
•	General economic conditions and those economic conditions which could specifically affect purchasing by our target customers; and
•	Geo-political events such as war, threat of war or terrorist actions.

Our auditors have added an emphasis paragraph to their opinion raising a question of our ability to continue as a going concern.

Due to our continued losses and limited capital resources our Independent Registered public Accounting Firm has issued an opinion that questions our ability to continue as a going concern. The auditors' report discloses that we did not generate significant revenues in 2006, we incurred a net loss of approximately $9,347,000 and consumed net cash in operations of approximately $5,651,000 in 2006. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our financial results could be adversely affected by changes in accounting rules governing the recognition of stock-based compensation expense, which would reduce our income or increase our losses.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, we accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We previously adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Through December 31, 2005, we applied APB No. 25 and related Interpretations in accounting for our stock-based employee compensation plans. Accordingly, no compensation expense had been recognized for options granted to employees at fair market value.   During the year ended December 31, 2006, we recorded compensation expense related to stock options that increased the net loss by $641,900 and basic and diluted net loss per share by $0.15. The stock based compensation expense was included in operating expenses in the statement of operations.

Compliance with the new corporate governance requirements to which we will be subject as a public company will cause us to incur significant costs, and the failure to comply with such requirements will expose us to investigations and sanctions by regulatory authorities.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board, The NASDAQ Stock Market. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.

In particular, we will be required to include the management’s report on internal control as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of Sarbanes-Oxley. We are in the process of evaluating our internal control systems in order (i) to allow management to report on, and our independent auditors to attest to our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of Sarbanes-Oxley. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations. Furthermore, there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of Sarbanes-Oxley, we might become subject to sanctions or investigation by regulatory authorities such as the SEC, The NASDAQ Stock Market. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that Sarbanes-Oxley and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

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

Failure to maintain adequate general liability, commercial, and product liability insurance could subject us to adverse financial results.

Any general, commercial, and/or product liability claim which is not covered by such policy, or is in excess of the limits of liability of such policy, could have a material adverse effect on our financial condition. There can be no assurance that we will be able to maintain our general liability, product liability, and commercial insurance on reasonable terms.

We may face personal injury, wrongful death and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our personal protection products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may cause or be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, we may incur large legal expenses in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

Government regulation of our products may adversely affect sales.

        Federal regulation of sales in the United States:  Our personal protection devices are not firearms regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives, but are consumer products regulated by the United States Consumer Product Safety Commission. Although there are currently no federal laws restricting sales of our personal protection devices in the United States, future federal regulation could adversely affect sales of our products.

        Federal regulation of international sales:  Our personal protection devices are controlled as a “crime control” product by the United States Department of Commerce, or DOC, for export directly from the United States. Consequently, we must obtain an export license from the DOC for the export of our personal protection devices from the United States other than to Canada in the event we offer our products for sale outside the United States in the future. Our inability to obtain DOC export licenses on a timely basis for sales of our devices to international customers could significantly and adversely affect our international sales.

        State and local regulation:  Our personal protection devices are controlled, restricted or their use prohibited by several state and local governments. Our personal protection devices are banned from private citizen sale or use in eight states: New York, New Jersey, Rhode Island, Michigan, Wisconsin, Massachusetts and Hawaii. Some municipalities may prohibit private citizen use of our products but it is difficult to monitor specific city and county regulations associated with devices which launch projectiles with inhibiting substances. Other jurisdictions may ban or restrict the sale of our products and our product sales may be significantly affected by additional state, county and city governmental regulation.

        Foreign regulation:  Certain foreign jurisdictions may prohibit the sale of personal protection devices, limiting our international sales opportunities. We have not yet assessed the regulatory treatment of personal protection devices outside the United States, however, if governments, agencies or other regulatory bodies outside the United States restrict the sale or use of our products, such regulations could significantly and adversely affect our ability to obtain international sales.

Risks Related to the Merger with Vizer Group, Inc.

The earn-out provisions for the merger should not be considered to be predictions of future performance.

The description of the earn-out provision that is contained in the merger agreement with Vizer were the result of negotiations between us and Vizer. They should not be considered to be predictions of future performance by Vizer.

Impairment of goodwill and other intangible assets could result in significant future charges that could jeopardize our ability to raise capital.

Goodwill and other intangible assets were acquired and recorded in connection with the merger. United States generally accepted accounting principles, or GAAP, require that we assess the fair values of acquired entities at least annually in order to identify any impairment in the values. If we determine that the fair value of an acquired entity is less than the net assets of the entity, including goodwill, an impairment loss would be identified and recorded at that time. Future assessments of the acquisition’s fair value could identify material impairment losses resulting in substantial write-offs of goodwill and other intangible assets. Such adjustments could have material adverse effects on our results of operations and our financial position.

Our future business success will be in part dependent upon our successful integration of Vizer.

Mergers involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;
•	Diversion of management’s attention from normal daily operations of the business;
•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	Initial dependence on unfamiliar partners;
•	Insufficient revenues to offset increased expenses associated with the acquisitions; and
•	The potential loss of key employees of the acquired companies.

The merger may also cause us to:

•	Issue common stock that will dilute our current stockholders' percentage ownership;
•	Assume liabilities;
•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
•	Incur amortization expenses related to certain intangible assets;
•	Incur large and immediate write-offs, and restructuring and other related expenses; and
•	Become subject to litigation.

Acquisitions are inherently risky, and no assurance can be given that the Vizer merger will be successful and will not materially adversely affect our business, operating results or financial condition. Our future performance will depend, in part, upon our ability to manage our growth effectively, which will require that we implement management information systems capabilities, coordinate engineering, accounting, finance, marketing, and operations, and hire and train additional personnel. Failure by us to develop adequate operational and control systems or to attract and retain highly qualified management, financial, technical, sales and marketing and customer care personnel could materially adversely affect our ability to integrate the companies we are acquiring. We may not be able to maintain the quality of our operations, control our costs, comply with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

Risks Related to Our Securities

The public market for our securities was recently established, and our stock price could be volatile and could decline, resulting in a substantial loss in your investment.

We completed our initial public offering in July 2005, so a trading market for our common shares was only established in late 2005. An active trading market for our securities may not be sustained, which could affect your ability to sell your securities and could depress the market price of your securities. The stock market in general and the market for technology-related stocks in particular, has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this prospectus. In the past securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

Your ownership could be diluted by future issuances of our stock, options, warrants or other securities.

Your ownership in the Company may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock. In particular, we may sell securities in the future in order to finance operations, expansions or particular projects or expenditures.

You may not be able to resell shares of our common stock on favorable terms.

Although our common stock has been quoted on NASDAQ Capital Market under the symbol SWAT since August 25, 2005, the trading in our stock has been limited and sporadic. A consistently active trading market for our common stock may never be developed, or sustained if it emerges. In addition, the price of our common stock on NASDAQ has been extremely volatile. For example, our fifty-two week trading range closing sale price has fluctuated between a low of $2.96 and a high of $9.50. We cannot assure you that you will be able to sell shares of our common stock at an attractive price, that you will be able to sell these securities at any particular price, or that you will be able to sell these securities when you wish.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

When the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

There is a risk of dilution from the exercise of existing options and warrants, which may lead to potential difficulty in obtaining additional equity capital.

Our common stock may become diluted if warrants and options to purchase our common stock are exercised. These shares, as well as the eligibility for additional restricted shares to be sold in the future, either pursuant to future registrations under the Securities Act of 1933, as amended, or an exemption such as Rule 144 under the Securities Act of 1933, as amended, may have a dilutive effect on the market for the price of our common stock. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

We have authorized, but unissued, shares of preferred stock available for issuance, which could negatively affect the value of our common shares.

Our articles of incorporation currently authorize the issuance of 5,000,000 shares of our preferred stock, 2,800,000 of which have been designated as Series A Preferred Stock and 709,184 shares of which Series A Preferred Stock were outstanding on December 31, 2006. Our board of directors has the power to issue any or all of these undesignated additional shares without shareholder approval; and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our Company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of common stock.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

ITEM 2.   DESCRIPTION OF PROPERTY

        We conduct our principal operations in leased facilities in Westminster, Colorado, comprising approximately 9,500 square feet, leased from unrelated parties. The leases require minimum monthly payments of $10,800 to 2009. The lease on space representing suites 900 and 1000 has an option to renew for two additional five–year periods, under similar terms. Leased space in suites 1100 and 1200 are held under a sub-lease with a term expiring in January 2009. We also lease engineering and sales offices in Loveland, Colorado, under agreements that expire through May 2007 that require aggregate monthly payments of $6,000. We are reducing these facilities as leases expire and are consolidating our operations to the Westminster location. Management believes that the current facilities are suitable and adequate for our current operations and are adequately covered by insurance. Should we experience a significant increase in our revenues in the near future, expansion of our existing facilities would be required, which we believe can be leased at competitive market rates in Westminster, Colorado. Should we choose to stay in our existing facilities, we believe we can extend the terms under similar rates as we are currently paying.

ITEM 3.   LEGAL PROCEEDINGS

        On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against Security With Advanced Technology, Inc., Vizer Group, Inc. and Avurt International, Inc. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non- Disclosure Agreement between Vizer Group, Inc. and PTI.  PTI is seeking (a) damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. While the complaint has only recently been served, based upon a preliminary review of the action, we believe that PTI’s claims are without merit. We intend to vigorously defend this matter, including exploring all legal rights and remedies available to us to protect our products, technology and brand, such as counterclaims against PTI, if appropriate.  To date, no action has been taken to respond to this matter since it was only recently filed.

        We are not a party to any other legal proceedings, the adverse outcome of which would, in management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 6, 2006, we held our 2006 Annual Meeting of Shareholders. At the meeting the following directors were elected to serve until the next annual meeting; or until their successors are elected and qualified, each director receiving the votes indicated, and such directors represent all of the Company’s directors following the 2006 Annual Meeting of Shareholders:

Name	Shares FOR	WITHHOLD Authority To Vote
Barry Loder	1,590,547	4,698
Thomas R. Marinelli	1,590,547	4,698
Gregory Pusey	1,590,547	4,698
Gail Schoettler	1,590,547	4,698
Robert J. Williams	1,590,547	4,698

        The following summarizes each additional matter voted upon at the 2006 Annual Meeting of Shareholders and indicates the number of votes cast for, against, and abstained:

Proposal	Shares FOR	Shares AGAINST	ABSTAIN
Amendment to Increase the Number of Shares
Available for Issuance Under the
Company's 2004 Stock Incentive Plan	1,550,211	20,202	24,832

Authorization to Amend the Company's Articles
of Incorporation to Change the Company Name
to "Security With Advanced Technology, Inc.	1,590,578	4,407	260

On December 28, 2006, we held a Special Meeting of Shareholders.

The following summarizes each matter voted upon at the Special Meeting and indicates the number of votes cast for, against and abstained:

Proposal	Shares FOR	Shares AGAINST	ABSTAIN
Authorization to Approve Agreement and Plan of Merger,
whereby the Company would acquire Vizer Group, Inc.,
and issue up to 1,333,333 shares of the
Company's common stock.	3,031,025	2,002	10

Authorization to Approve the conversion of 700,500
convertible promissory note units into shares of the
Company's common stock, including 35,000 convertible
promissory note units issued to the Company's
Chairman and his immediate family members.	3,013,153	19,874	10

        In addition to the above proposals, the Company’s shareholders voted, contingent upon the approval of the Agreement and Plan of Merger with Vizer Group, Inc., to elect Scott G. Sutton to the Company’s board of directors. The proposal to elect Scott G. Sutton received the following votes:

Name	Shares FOR	WITHHOLD Authority To Vote
If the Merger is approved to
elect Scott G. Sutton to the
Company's board of directors	3,031,302	1,735

        At the time of the election of Scott G. Sutton to the Company’s board of directors, the following individuals were serving on the Company’s board of directors, each director to serve until the next annual meeting, or until their successors are elected and qualified:

Name
Barry Loder Thomas R. Marinelli Gregory Pusey Gail Schoettler Robert J. Williams

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

We completed our initial public offering in July 2005 in which we sold 1,380,000 units of our securities at $6.00 per unit for gross proceeds of $8,280,000. Each unit consisted of one share of our common stock and one warrant. Our units began trading July 18, 2005 under the symbol SWATU on the Nasdaq National Market System. Effective August 25, 2005, the common stock and warrants, previously comprising the units, began trading separately and the units ceased trading. Our common stock and warrants are each quoted on the Nasdaq Capital Market under the symbols SWAT and SWATW, respectively.

The following chart illustrates the high and low closing prices of our common stock (SWAT) and our warrants (SWATW) for the periods indicated since they began trading separately on August 25, 2005:

	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
Fiscal 2006:
December 31, 2006	$7.85	$4.69	$1.67	$.92
September 30, 2006	4.68	3.03	.95	.64
June 30, 2006	5.43	3.48	1.05	.42
March 31, 2006	6.29	4.25	1.73	.77
Fiscal 2005:

December 31, 2005	$6.56	$4.52	$1.65	$.79
September 30, 2005	6.80	4.79	1.03	.77

                As of April 10, 2007, there were approximately 910 record holders of our common stock.

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

        No dividends have been declared by us in the prior two years. It is not likely that dividends will be declared in the fiscal year ending December 31, 2007.   We intend to seek to maximize shareholder value through growth. As a result, we do not expect to pay cash dividends on our common stock but intend, instead, to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our board of directors may deem relevant at the time such payment is considered.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the 2004 Stock Option Plan outstanding as of December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)

Equity Compensation Plans
Approved by Stockholders	837,869	$4.54	662,131	1,500,000

Equity Compensation Plans
Not Approved by
Stockholders	—	$0.00	—	—

TOTAL	837,869	$4.54	662,131	1,500,000

Recent Sales of Unregistered Securities

On April 12, 2007 we completed a private placement consisting of $800,000 of principal amount promissory notes (the “Notes”) and two warrants (the “Warrants”) for aggregate proceeds of $800,000. The Notes bear interest at 5.1% per annum and are due September 30, 2007, unless earlier converted. Each $3.00 of principal (plus interest) due under the Notes will automatically be converted into one share of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon shareholder approval of such conversion. Approval for the conversion is planned to be sought at a special meeting of our shareholders anticipated to be held during the second quarter of 2007. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of our common stock for each share of Series A Preferred Stock owned.

The Warrants issued in the private placement are convertible into an aggregate of up to 533,333 shares of common stock. The Warrants consist of two separate warrants with the following terms: Warrant “A” is exercisable at $4.75 per share, expires four years from closing and is exercisable for an aggregate of up to 266,667 shares of common stock; and Warrant “SWATW”‘s terms mirror exactly our current publicly-traded warrants, trading under the symbol: SWATW and is exercisable for an aggregate of up to 266,667 shares of common stock. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by us beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the common stock of $13.50 per share. We will use its reasonable best efforts to obtain the same CUSIP number for the “SWATW” Warrants issued in the private placement (the “new SWATW Warrants”) as is assigned to our current publicly-traded “SWATW” Warrants (the “existing SWATW Warrants”) so that following registration of the new SWATW Warrants they will trade with the existing SWATW Warrants. The Warrants are exercisable in cash, commencing six months after the closing of the private placement, and contain anti-dilution rights for stock splits and stock dividends.

We have has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the shares of common stock underlying the Notes and the Warrants as specified in a registration rights agreement executed as part of the offering. Certain failures to file the registration statement or to get the registration statement effective under the terms of the registration rights agreement require us to pay each investor a penalty fee equal to 2% per month up to a maximum of 10% of their investment.

None of the Notes, the Series A Preferred Stock underlying the Notes, the Warrants or the common stock underlying the Notes or the Warrants are registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The purpose of the private placement is to raise funds for ongoing product development and for working capital and general corporate purposes. The offering was conducted in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There was no placement agent for the offering.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

        Effective as of December 31, 2006, we completed the acquisition of Vizer Group, Inc. (Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc. (“Avurt”). As consideration, we issued Vizer’s shareholders 754,380 shares of SWAT newly-issued, restricted common stock. Up to an additional 533,333 shares of our restricted common stock are issuable subject to the terms of an earn-out provision contingent upon the achievement of specified future revenue and operating thresholds. Since the acquisition was completed effective as of December 31, 2006, our consolidated financial statements reflect acquisition on the consolidated balance sheet as of December 31, 2006, but our statements of operations and cash flows for the two years then ended do not include any results of the acquired companies.

        Prior to the late 2006 acquisition of Vizer, we marketed high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. We had one principal customer, Kansas City Area Transit Authority, or KCATA, which accounted for a majority of our sales in 2006 and 2005.

        During July 2005, we completed our initial public offering, resulting in the sale of 1,380,000 units, each consisting of one common share and one warrant to purchase a common share, exercisable at $9.00 per share. The public offering raised approximately $8.3 million in gross proceeds for us. Under provisions contained in their terms, approximately $3.5 million in convertible promissory notes and accrued interest were automatically converted into approximately 2,434,000 shares of common stock upon the completion of the public offering.

Results of Operations

        Our Independent Registered Public Accounting Firm's report on our consolidated financial statements as of December 31, 2006, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes factors that raise substantial doubt about our ability to continue as a going concern.

        Due to the performance problems and product failures primarily associated with the late 2006 release of the ShiftWatch TVS 300 product, significant 2006 product and installation revenues from ongoing contracts have been deferred as of December 31, 2006 pending successful reconfiguration and installation of the product. Approximately $1.0 million of invoices billed to customers were reversed at December 31, 2006. Of this total approximately $209,000 relating to amounts appropriately billed or collected under the terms of the installation contracts has been recorded as deferred revenue as of December 31, 2006. Such reversed invoices and deferred revenues will not be recognizable until the products are working correctly and accepted by the customers. Product handling and installation costs in early 2007 will also be higher. This is due to efforts and costs of not only work done to determine the causes of the failures, but also the additional on-site processes to remove, repair and replace the units. We are currently in contact with our contract hardware supplier to determine the level, if any, of product failure cost relief they could be responsible for and agree to cover. We are also aggressively proceeding with securing a new hardware source for the re-designed units.

Comparison of the year ended December 31, 2006 to 2005

        Net sales for the year ended December 31, 2006 totaled $296,000, which is an $187,000 or 173% increase from net sales of $108,500 for the year ended December 31, 2005. The change in sales between 2006 and 2005 is attributable to an increase in the number of installed ShiftWatch units during 2006. During the fourth quarter of 2006, the Company determined that the recently released ShiftWatch TVS 300 units were not performing as anticipated. Accordingly, installations in process where slowed down and in some cases suspended. This condition combined with pending warranty work on other units, resulted in approximately $1.0 million of revenues for in-process contracts being deferred and not recognized in 2006.

        Cost of sales for the year ended December 31, 2006 totaled $1,114,000, which is a $1,027,000 increase as compared to the 2005 period. The change in cost of sales primarily resulted from the additional costs associated with the issues related to the ShiftWatch TVS 300 unit installation, testing and re-work costs that where incurred in 2006. It is expected that the higher level of cost of sales will continue into early 2007 as the retrofit work on the hardware configuration and re-installation of the ShiftWatch TVS 300 units continues.

        Selling, general and administrative expenses in the year ended December 31, 2006, totaled $4,422,000, which is a $1,824,000 or 70% increase as compared to the 2005 period. The increase generally followed the 2005 IPO funding and is primarily attributable to increases in payroll costs from additions to sales, development and management personnel and a total of $643,000 incurred in 2006 related to stock-based compensation expense.

        Research and development expenses in the year ended December 31, 2006 totaled $1,088,000, which is a $644,000 or 145% increase as compared to the 2005 period. The increase generally followed the 2005 IPO funding and is due to additional research and development personnel costs in 2006 as compared to the 2005 period and expanded development activities in 2006.

        Interest expense for the year ended December 31, 2006, totaled $3,138,000, which is a $1,887,000 or 151% increase as compared to the 2005 period. The increase was directly attributable to the non-cash amortization of the $3,099,000 additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offerings. Following the completion of the public offering, virtually all of the interest bearing debt was converted into equity, thereby reducing cash paying interest expense substantially in the second half of 2005.

        No income tax benefit was recorded on the loss for the years ended December 31, 2006 and 2005, as our management was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2006, we had a net operating loss carryforward for income tax purposes of approximately $13,800,000, expiring through 2026.

Issuances of Stock Options

        Our board of directors has reserved a total of 1,500,000 shares of our common stock for issuance pursuant to our 2004 Stock Incentive Plan, as amended. Our board of directors administers the plan. During the years ended December 31, 2006 and 2005 the Company issued options to employees and directors to acquire 340,000 shares of common stock, exercisable at an average price of $5.08 and 283,248 shares of common stock, exercisable at an average price of $3.92, respectively. When we were a private company, our board of directors determined the fair value of our common stock when each option was granted based upon a contemporaneous assessment of the facts and circumstances when the options were granted. The primary factor that was considered was arm’s-length transactions involving the sale of common stock or common stock rights shortly before or approximate to, the granting of options.

Liquidity and Capital Resources

        We had a net loss of $9,347,000 for the year ended December 31, 2006. We expect our expenses in 2007 to remain generally at the levels incurred for the second half of 2006. We are currently engaged in product development activities for the products being developed by Avurt and Vizer as well as the ShiftWatch TVS 300. Because of the hardware and performance issues associated with the ShiftWatch TVS 300 product completion and the development status of the Avurt and Vizer products combined with the uncertainty regarding the authorities’ purchasing decisions, we are making no estimates of expected revenues for 2007. We expect, however, that a loss will be incurred for most if not all of 2007.

        At December 31, 2006, we had working capital of $2,726,000. Subsequent to December 31, 2006, in March 2007, we completed a private placement of convertible promissory notes and warrants to purchase shares of our common stock totaling approximately $5.2 million, followed by an additional $800,000 closed in April 2007 except investors in the April 2007 did not receive "B" warrants. During October 2006, we also completed a private placement of (i) shares of our common stock and warrants to purchase shares of our common stock and (ii) convertible promissory notes and warrants to purchase shares of our common stock for $5.2 million. During July 2005, we completed an initial public offering of our securities. The offering, including the over-allotment option exercised by the underwriter, sold a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share expiring in 2010. The offering generated net proceeds to us of approximately $6,967,000, after underwriting discounts and non-accountable expense allowance to the underwriters and offering expenses we incurred.

        Capital expenditures, primarily for tooling, development and testing equipment, office equipment and facility improvement costs for the fiscal year ending December 31, 2007 are anticipated to total approximately $200,000 to $400,000.

        We anticipate that spending for research and development for the fiscal year ending December 31, 2007, will decrease in total from those incurred for the year ended December 31, 2006. The primary expenditures will be focused on adding new products following the recent acquisitions, as well as ShiftWatch TVS 300 product refinements. We expect new products and applications and product enhancements will also require additional development expenses.

        Our bank has historically issued notes payable on a case by case basis, against eligible purchase orders we receive from customers. Advances under the note agreements are collateralized by our inventories, receivables, equipment and intangibles. The interest rate on advances is established at the time of advance, and notes in 2006 were generally at a rate of 11.25%. The notes have a maturity date of ninety days following the advance. During 2006, a total of $200,000 was advanced and repaid under one purchase order and in 2005 no amounts were advanced or outstanding under the arrangement. As the arrangement is not subject to a written agreement, the bank may withdraw at any time; however, the bank has not given any indication to us that they will not continue to provide such notes advances.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During late 2006 the Company completed a private offering of securities, generating net proceeds of approximately $5.2 million and as of December 31, 2005, the Company's cash and short term investments totaled $2,935,000. The Company incurred a net loss and utilized net cash in operating activities of $9,347,000 and $5,651,000, respectively, in the year ended December 31, 2006, and incurred a net loss and utilized net cash in operating activities of $4,193,000 and $3,346,000, respectively, in the year ended December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For at least the first half of 2007, if not longer, we expect to continue to incur cash losses from operations. While we expect the recent acquisitions to help increase revenues such increases for the near term may only provide limited additional cash flow from such sales. Our plans to bridge such cash shortfalls in 2007 include the following:

1.	Aggressively pursue additional fund raising activities in 2007 in addition to the approximate $6.0 million that has been received in 2007 from the Company’s private placement of Convertible Promissory Notes and warrants to purchase shares of our common stock;

2.	Advance development of the Company's products, particularly the Avurt IM-5 launcher, and sell such products in 2007, thereby generating cash flow from such sales;

3.	Work to complete the re-design of the ShiftWatch TVS 300 product to complete the in-process installations and open orders thereby recognizing such revenues and generating cash flow from such sales;

4.	Contingent upon the Company's ability to re-design the ShiftWatch TVS 300 product and the level of sales of such production in 2007, if any, explore alternative revenue sources from licensing or partnering opportunities for the TVS 300 product; and

5.	Continue to monitor and implement cost control initiatives to conserve cash.

Operating Activities

         Net cash consumed by operating activities was $5,651,000 during the year ended December 31, 2006. Cash was consumed by the loss of $9,347,000, less non-cash expenses of $84,000 for depreciation and amortization. Stock-based compensation totaled $643,000 during 2006. Non-cash interest expense associated with the value allocated to the warrants and the beneficial conversion feature of the notes totaled $2,452,000. Increases in accounts receivable and inventories totaled $386,000 during the period due to a build-up in inventories associated with the ShiftWatch TVS 300 installations. A net increase of $430,000 in deferred revenues, accounts payable and accruals during the period provided cash.

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

Investing Activities

         Net cash outflows from investing activities consumed $3,200,000 during the year ended December 31, 2006. The outflow was primarily attributable to $1,086,000 invested in the acquired subsidiaries and a $2,000,000 investment in short term interest bearing investments.

        Net cash outflows from investing activities consumed $228,000 during the year ended December 31, 2005. The outflow was primarily attributable to $198,000 in purchases of equipment, with an additional $25,000 invested in intangibles.

Financing Activities

        Net cash inflows from financing activities generated $5,119,000 during the year ended December 31, 2006. Proceeds from sales of common stock, convertible promissory notes and associated warrants to purchase common stock generated $5,129,000. The convertible promissory notes including accrued interest were automatically converted into preferred stock upon the approval by the Company’s shareholders as of December 28, 2006. Notes payable were reduced by $10,000 during 2006.

        Net cash inflows from financing activities generated $7,642,000 during the year ended December 31, 2005. Proceeds from sales of common stock and warrants to purchase common stock, including the public offering, generated $7,145,000. Notes payable were increased by $1,640,000 and we paid costs associated with debt issuances of $206,000 during 2005. During this period $930,000 in bridge loans were repaid.

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

Impairment of Intangibles and Long-Lived Assets

        Long-lived, tangible and intangible assets that do not have indefinite lives, such as property and equipment and acquired customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As a result of the acquisition we consummated in December 2006, we have approximately $4.7 million in identifiable intangible assets at December 31, 2006. Determination of recoverability will be based upon an estimate of undiscounted future cash flows resulting from the use of the acquired assets and their eventual disposition. Measurement of an impairment loss for such long lived assets is based upon the fair value of such assets.

        Our property and equipment is recorded at cost of approximately $201,000 at December 31, 2006. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of our long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value.

        The Company accounts for its acquisitions under the purchase method of accounting. SWAT is in the process of finalizing its valuation of the assets acquired and liabilities assumed in the acquisition of Vizer that was effective as of December 31, 2006. The preliminary allocation of the purchase price included on the consolidated balance sheet as of December 31, 2006, is based upon SWAT’s best estimate and is subject to revision based upon final determination of fair value, which is estimated to be completed prior to the first anniversary of the acquisition. The determination of fair value will be made by management as they deem appropriate based upon various means.

Convertible Securities

        The Company accounts for conversion options imbedded in convertible notes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options imbedded in convertible notes from their host instruments and to account for them as free standing derivative instruments in accordance with EITF 00-19. SFAS 133 provides an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of Conventional Convertible Debt Instrument” in Issue No. 00-19. The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

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

        Certain of our contracts require that the Company provide installation of the products either at the ultimate customer’s location or in some cases at the OEM bus manufacturer. In these cases, the revenue recognition process is not completed until the Company has completed the installation and the products are working and accepted by the customer. Products and materials issued in connection with such jobs in progress are treated as the Company’s inventory until such revenue is recognized. Any billings issued or cash collected under the terms of the contracts in advance of the revenue being recognized are recorded in the meantime as deferred revenue.

        The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. We concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

Stock-based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Prior to January 1, 2006, the Company chose to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, prior to January 1, 2006, employee compensation cost for stock options was measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

        In December 2004, the FASB issued SFAS No. 123 (R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123 (R) was effective and adopted by the Company as of January 1, 2006.

        Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensations to non-employees. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.  The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 may have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 may have on its consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006 and the Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements but does not expect that it will have a material impact.

ITEM 7.   FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:
         Balance Sheet as of December 31, 2006

         Statements of Operations for Years Ended December 31, 2006 and 2005

         Statements of Stockholders' Equity for Years Ended December 31, 2006 and 2005

         Statements of Cash Flows for Years Ended December 31, 2006 and 2005

Notes to Financial Statements	Page F-2 F-3 F-4 F-5 F-6 F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Security With Advanced Technology, Inc.

We have audited the accompanying consolidated balance sheet of Security With Advanced Technology, Inc. (formerly — A4S Security, Inc.) and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security With Advanced Technology, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment”.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company did not generate significant revenues in 2006, reported a net loss of approximately $9,347,000 and consumed cash in operating activities of approximately $5,651,000, for the year ended December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.

Denver, Colorado
April 17, 2007

Security With Advanced Technology, Inc. (formerly - A4S Security, Inc.)
Consolidated Balance Sheet
December 31, 2006

ASSETS
Current assets:
Cash	$934,650
Short-term investments	2,000,000
Trade accounts receivable, net of a $4,400 allowance (Notes 7 and 9)	105,680
Inventories (Notes 4 and 7)	812,000
Prepaid expenses and other current assets	89,112

Total current assets	3,941,442

Property and equipment, net (Notes 5 and 7)	201,396

Intangible and other assets (Notes 3 and 6)	4,790,266

Total assets	$8,933,104

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$670,862
Accrued expenses	278,268
Deferred revenues (Note 9)	209,197
Line of credit (Note 7)	49,193
Current portion of long-term debt (Note 7)	7,533

Total current liabilities	1,215,053

Long-term debt, net of current portion (Note 7)	67,186

Total liabilities	1,282,239

Commitments and contingencies (Notes 9 and 11)

Stockholders' equity (Notes 8 and 12):
Preferred stock, no par value, 5,000,000 shares authorized;
709,184 Series A shares issued and outstanding	2,482,146
Common stock, no par value, 30,000,000 shares authorized;
5,570,591 shares issued and outstanding	22,721,722
Accumulated deficit	(17,553,003)

Total stockholders' equity	7,650,865

Total liabilities and stockholders' equity	$8,933,104

See Accompanying Notes to Consolidated Financial Statements.

Security With Advanced Technology, Inc. (formerly - A4S Security, Inc.)
Statements of Operations
Years ended December 31,

	2006	2005
Net sales (Note 9)	$295,996	$108,541
Cost of sales	1,114,249	87,323

Gross profit (loss)	(818,253)	21,218

Operating expenses:
Selling, general and administrative (includes $643,165 of
non-cash stock-based compensation in 2006)	4,421,642	2,597,375
Research and development	1,087,956	443,671

Total operating expenses	5,509,598	3,041,046

Operating loss	(6,327,851)	(3,019,828)

Other income (expense):
Interest expense	(39,092)	(492,219)
Interest expense, non-cash contingent beneficial
conversion feature (Note 7)	(3,098,849)	(758,907)
Interest income	117,369	79,101
Other	1,567	(1,195)

Total other expense	(3,019,005)	(1,173,220)

Net loss	$(9,346,856)	$(4,193,048)

Basic and diluted net loss per share	$(2.24)	$(2.16)

Basic and diluted weighted average number of common shares outstanding	4,167,157	1,937,298

See Accompanying Notes to Consolidated Financial Statements

Security With Advanced Technology, Inc. (formerly - A4S Security, Inc.)
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2006 and 2005

	Preferred	Common Stock		Accumulated
	Stock	Shares	Amount	deficit	Total
Balance, December 31, 2004	$—	147,389	$1,947,394	$(4,013,099)	$(2,065,705)

Proceeds allocated to warrants
and beneficial conversion feature	—	—	188,532	—	188,532

Sale of common stock warrants	—	—	57,003	—	57,003

Proceeds from initial public
offering, net of offering costs
of $1,313,269	—	1,380,000	6,966,731	—	6,966,731

Issuance of common stock upon
conversion of notes payable and
accrued interest	—	2,434,052	3,343,674	—	3,343,674

Beneficial conversion feature
recognized upon completion of
initial public offering (Note 6)	—	—	758,907	—	758,907

Net loss for the year	—	—	—	(4,193,048)	(4,193,048)

Balance, December 31, 2005	—	3,961,441	13,262,241	(8,206,147)	5,056,094

Proceeds received upon exercise of
warrants and employee options	—	62,465	206,510	—	206,510

Proceeds from debt issuance allocated to
warrants and beneficial conversion feature	—	—	2,451,750	—	2,451,750

Proceeds from private placement
of common stock, net of offering
costs of $301,088	—	792,000	2,470,912	—	2,470,912

Warrants issued as compensation
in private placement	—	—	388,128	—	388,128

Issuance of 709,184 shares of
preferred stock upon conversion of
notes payable and accrued interest	2,482,146	—	—	—	2,482,146

Issuance of common shares in
business acquisition (Note 3)	—	754,380	3,168,396	—	3,168,396

Warrants issued in business
acquisition (Note 3)	—	—	130,620	—	130,620

Common stock and options
issued for services	—	305	643,165	—	643,165

Net loss for the year	—	—	—	(9,346,856)	(9,346,856)

Balance, December 31, 2006	$2,482,146	5,570,591	$22,721,722	$(17,553,003)	$7,650,865

See Accompanying Notes to Consolidated Financial Statements.

Security With Advanced Technology, Inc. (formerly - A4S Security, Inc.)
Statements of Cash Flows
Years Ended December 31,

	2006	2005
Cash flows from operating activities
Net loss	$(9,346,856)	$(4,193,048)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization of interest on convertible debt allocation	2,451,750	1,057,095
Stock-based compensation	643,165	—
Amortization of warrant value	388,128	—
Depreciation and amortization	83,706	56,035
Interest expense on convertible debt	30,396	—
Recovery of doubtful accounts receivable	—	(5,000)
Loss on disposal of equipment	5,655	—
Changes in operating assets and liabilities, net of business acquisition:
(Increase) decrease in:
Accounts receivable	(45,479)	8,751
Inventories	(340,878)	(321,357)
Prepaid expenses and other current assets	49,945	(114,472)
Increase in:
Accounts payable	36,473	36,047
Accrued liabilities and deferred revenue	393,175	130,185

Net cash used by operating activities	(5,650,820)	(3,345,764)

Cash flows from investing activities:
Purchase of short term investments	(2,000,000)	—
Payment for acquired company, net of cash acquired	(1,086,320)	—
Purchases of property and equipment	(46,736)	(198,205)
Purchase of intangibles	(70,342)	(24,910)
Reductions (additions) to other assets	3,500	(4,396)

Net cash used by investing activities	(3,199,898)	(227,511)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	1,640,346
Payment of deferred financing costs	—	(206,012)
Repayment of bridge loans	—	(930,000)
Repayment of installment obligations	(9,759)	(7,701)
Proceeds from issuance of common stock and warrants	5,129,172	7,144,938

Net cash provided by financing activities	5,119,413	7,641,571

Net (decrease) increase in cash	(3,731,305)	4,068,296

Cash at beginning of year	4,665,955	597,659

Cash at end of year	$934,650	$4,665,955

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$39,000	$19,200
Schedule of non-cash investing and financing transactions:
Issuance of common stock and warrants in business acquisition	$3,299,016	$—
Conversion of notes payable and accrued interest into equity	$2,482,146	$3,343,700

See Accompanying Notes to Consolidated Financial Statements.

Security With Advanced Technology, Inc. (formerly — A4S Security, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1.	Nature of business, organization, going concern and management’s plans:

Nature of business:

Security With Advanced technology, Inc., (formerly — A4S Security, Inc.) (the “Company” or “SWAT”), is a provider of high-tech security products and services, which include non-lethal personal protection devices, surveillance and intrusion detection systems and mobile digital video surveillance solutions. SWAT’s products and services are designed for government agencies, military and law enforcement, in addition to transportation, commercial facilities and non-lethal personal protection segments. The nature of our business includes sales and marketing, engineering, customer support, manufacturing, administration and finance.

Organization:

SWAT, a Colorado corporation was originally organized in September 1999. In October 2006, we changed our name to Security With Advanced Technology (SWAT), Inc., from A4S Security, Inc. In April 2005, the Company’s board of directors authorized and the Company’s shareholders approved, a 1 for 18.4 reverse split of the Company’s common stock effective May 26, 2005. Also approved at the April 2005 meeting was a change in the Company’s name to A4S Security, Inc. All name, share and per share information within these consolidated financial statements have been retroactively restated to reflect the name change and the reverse split.

Effective as of December 31, 2006 we completed the acquisition of Vizer Group, Inc. (“Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc. (“Avurt”). As consideration, we issued to the shareholders of Vizer an aggregate of 754,380 shares of our restricted common stock. Up to an additional 533,333 shares of newly-issued, restricted common stock are issuable subject to the terms of an earn-out agreement contingent upon the achievement of specified future revenue and operating thresholds. Since the acquisition was completed effective as of December 31, 2006, our consolidated financial statements reflect the acquisition on the consolidated balance sheet as of December 31, 2006, but our statements of operations and cash flows for the two years then ended do not include any results of the acquired companies.

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s subsidiaries were acquired effective as of December 31, 2006 and therefore the balance sheet as of December 31, 2006 is consolidated and the statements of operations and cash flows for the periods then ended reflect only the results of the Company.

Going concern and management’s plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During late 2006 the Company completed a private offering of securities, generating net proceeds of approximately $5.2 million and as of December 31, 2006, the Company's cash and short term investments totaled $2,935,000. The Company incurred a net loss and utilized net cash in operating activities of $9,347,000 and $5,651,000, respectively, in the year ended December 31, 2006, and incurred a net loss and utilized net cash in operating activities of $4,193,000 and $3,346,000, respectively, in the year ended December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations into 2007. While we expect the recent acquisitions to help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. The Company's ability to continue as a going concern depends on the success of management's plans to bridge such cash shortfalls in 2007 including the following:

1.	Aggressively pursuing additional fund raising activities in 2007 in addition to the approximate $6.0 million that has been received in 2007 from the Company's debt offering;

2.	Continue to advance development of the Company's products, particularly the Avurt launcher, to begin selling such products in 2007, thereby generating cash flow from such sales;

3.	Work to complete the re-design of the ShiftWatch TVS 300 product to complete the in-process installations and open orders thereby recognizing such revenues and generating cash flow from such sales;

4.	Contingent upon the Company's ability to re-design the ShiftWatch TVS 300 product and the level of sales of such production in 2007, if any, explore alternative revenue sources from licensing or partnering opportunities for the TVS 300 product; and

5.	Continue to monitor and implement cost control initiatives to conserve cash.

2.	Summary of significant accounting policies:

Short term investments:

The Company invests excess cash from time to time in highly liquid equity investments of highly rated entities. Such amounts are recorded at the lower of cost or market and are classified as current, as the Company does not intend to hold the investments beyond twelve months.

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

Certain of our contracts require that the Company provide installation of the products either at the ultimate customer’s location or in some cases at the OEM bus manufacturer. In these cases, the revenue recognition process is not completed until the Company has completed the installation and the products are working and accepted by the customer. Products and materials issued in connection with such jobs in progress are treated as the Company’s inventory until such revenue is recognized. Any billings issued or cash collected under the terms of the contracts in advance of the revenue being recognized are recorded in the meantime as deferred revenue.

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

Impairment of long-lived assets:

Management assesses the carrying values of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying amount is not considered recoverable if it exceeds the sum of undiscounted cash flows expected to result from the eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. Management does not believe any impairment has occurred as of December 31, 2006.

Convertible securities:

The Company accounts for conversion options imbedded in convertible notes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options imbedded in convertible notes from their host instruments and to account for them as free standing derivative instruments in accordance with EITF 00-19. SFAS 133 provides an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of Conventional Convertible Debt Instrument” in Issue No. 00-19. The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,”(“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Shipping and handling fees and costs:

The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred by the Company in cost of sales.

Advertising expenses:

Advertising is charged to expense as incurred. For the years ended December 31, 2006 and 2005, advertising expenses totaled approximately $135,000 and $155,000, respectively.

Research and development:

The Company includes in research and development expense: payroll, facility rent, shop supplies and other expense items directly attributable to research and development. The Company does not contract its research and development work, nor does it, at this time, perform research and development work for others. The Company does use the services of an outside engineering firm to assist with engineering and prototype work on product development.

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

The carrying amounts of cash, short term investments and trade accounts receivable approximate fair value because of the short term maturities of the instruments. The carrying amounts of accounts payable and installment obligations approximate fair value because of their variable interest rates and \ or short maturities.

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

Stock-based compensation:

Effective January 1, 2006, SWAT adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). Prior to SWAT adopting SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the date of grant. The Company had previously adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Through December 31, 2005, the Company had applied APB No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense had been recognized for options granted to employees at fair market value. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2005:

	2006	2005
Expected life Volatility Risk-free interest rate Dividend yield Forfeitures	10 years 39 to 90% 4.3 to 5.1% 0% 10%	9.5 to 10 years 51% 4.3% 0% 0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of SWAT’s common stock since August 25, 2005, the date the common stock of SWAT began trading separately, based upon management’s assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans for the year ended December 31, 2005:

Net loss, as reported	$(4,193,000)
Deduct: Total stock-based employee compensation
expense determined under fair value
based method for awards granted, modified
or settled, net of related tax effects	(409,000)

Pro forma net loss	$(4,602,000)

Loss per share:
Basic and diluted - as reported	$(2.16)
Basic and diluted - pro forma	$(2.38)

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Convertible notes, preferred shares, stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling 8,426,675 shares at December 31, 2006 and 2,214,685 shares at December 31, 2005) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Comprehensive income (loss):

SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income (loss), which includes certain items not previously reported in the statement of operations, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended December 31, 2006 and 2005, the Company did not have any components of comprehensive income (loss) to report.

Recently issued accounting pronouncements:

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 may have on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006; the Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements, but does not expect that it will have a material impact.

3.	Acquisition:

In order to expand our product base and opportunities in the rapidly growing worldwide security market, effective December 31, 2006, the Company completed the acquisition of Vizer and its wholly owned subsidiary Avurt. Vizer specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems. With a focus on network centric technology and hosted services, Vizer developed a unique proprietary “e-Link” solution which is built around a web hosted software platform and a unique network based device providing business customers complete control over access, alarms, and video systems remotely through a secure and easy-to-use website. This product is sold primarily on the basis of a monthly service fee thereby creating recurring revenue. Avurt distributes and produces non-lethal personal protection devices and compliance products currently in use by federal and state agencies. The new devices when completed will be laser aimed and fire a projectile up to 60 feet away that breaks on impact dispersing a cloud of potent pepper based powder causing a severe debilitating reaction in the target area, effective on most humans and animals.

At a special meeting of shareholders held on December 28, 2006, the Company's shareholders approved the Plan of Merger dated September 3, 2006 between the Company, the Company’s wholly owned subsidiary, Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Scott G. Sutton, Sandy Sutton and Michael Cox. Pursuant to the terms of the Plan of Merger, Vizer merged with Vizer Merger Sub, with Vizer surviving the merger as a wholly-owned subsidiary of the Company. Accordingly, effective December 31, 2006, Vizer is a direct wholly owned subsidiary of the Company and Avurt, Vizer’s wholly owned subsidiary, is an indirect wholly owned subsidiary of the Company. As consideration under the Plan of Merger, the shareholders of Vizer received an aggregate of 754,380 shares of the Company’s newly issued restricted common stock and the Company repaid Vizer debt totaling $114,051. Expenses incurred in connection with the acquisition that are included in the consideration paid was a total of $92,922 in professional fees. The value of the common shares issued in the acquisition was determined to be $3,168,396. Up to an additional 533,333 shares of the Company’s newly issued restricted common stock may be issued to the shareholders of Vizer based upon future performance criteria under an earn-out arrangement. The shareholders have the right to receive up to $750,000 of the earn-out consideration in cash rather than stock of the Company. When and if such additional consideration is issued upon achieving the terms of the earn-out, such value will be recorded at that time. In addition, pursuant to the terms of the Plan of Merger, effective December 31, 2006, the Company entered into two-year employment agreements with each of Mr. Sutton, Mr. Cox and Thomas Muenzberg. In connection with the acquisition the Company issued 60,000 warrants to the agent who assisted in the transaction. The warrants are exercisable at $6.00 per common share and expire on December 31, 2011. Based upon the Black-Scholes model, the fair market value of these warrants was determined to be $130,620, with this cost included as part of the acquisition cost.

The preliminary allocation of the purchase price including estimated acquisition costs is as follows:

Description	Amount
Current assets	$230,476
Equipment	42,011
Intangibles, including patents of $57,199	4,672,334
Accounts payable and accruals	(357,721)
Debt	(123,912)
Forgiveness of pre-closing cash advanced to Vizer (1)	(1,071,250)

Total consideration	$3,391,938

(1)	Balances arose from net cash advances to Vizer prior to the acquisition

The Company accounted for its acquisition of Vizer under the purchase method of accounting. SWAT is in the process of finalizing its valuation of the assets acquired and liabilities assumed in the acquisition.

Had the acquisition of Vizer occurred as of January 1, 2006, the consolidated unaudited pro forma results of operations for SWAT would have reflected net sales of $963,000, operating loss of $7,544,000, net loss of $10,414,000 or $2.15 per common share. Had the acquisition of Vizer occurred as of January 1, 2005, the consolidated unaudited pro forma results of operations for SWAT would have reflected net sales of $1,117,000, operating loss of $3,174,000, net loss of $4,396,000 or $1.63 per common share. Based upon the estimates and assumptions set forth herein. These unaudited pro forma financial results do not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future. The unaudited pro forma amounts do not give effect to any amounts which may be paid in the future under an earn-out based upon the future operations of the Vizer and Avurt operations. The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised as additional information becomes available.

In connection with the acquisitions of Vizer and Avurt, the Company had advanced approximately $1.0 million in pre-closing cash to fund completion of the Avurt launcher and expand marketing efforts. The advances were under a secured promissory note due on demand (subject to up to 120 days notice for demand under certain conditions), with interest at 4% per annum and secured personal guarantees from certain Vizer and Avurt shareholders and a pledge of their Vizer and Avurt common stock. As of the December 31, 2006 closing, the note was converted into an inter-company advance and the selling shareholders’ guarantees and asset pledges were eliminated.

4.	Inventories:

Inventories consisted of the following at December 31, 2006:

Finished products for resale	$67,838
Work in process	523,718
Raw materials and components	220,444

$812,000

5.	Property and equipment:

Property and equipment consisted of the following at December 31, 2006:

Computer equipment and software	$220,859
Office equipment and improvements	135,417
Demonstration vehicles	18,867

375,143
Less accumulated depreciation	173,747

$201,396

6.	Intangible and other assets:

Intangible and other assets consisted of the following at December 31, 2006:

Intangible asset acquired in acquisition	$4,615,135
Patent and trademark applications	171,441
Deposits and other	3,690

$4,790,266

The Company is in the process of allocating the fair value of the intangible assets acquired in the acquisition of Vizer that was effective as of December 31, 2006. The final determination and allocation of fair value, is estimated to be completed prior to the first anniversary of the acquisition. The determination of fair value will be made by management as they deem appropriate based upon various means.

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company will amortize these costs over the shorter of the legal life of the patent or its estimated economic life.

7.	Debt Agreements:

Convertible notes payable:

The Company completed a convertible debt offering in October 2006, under which a total of $2,451,750 of debt outstanding as of December 28, 2006 was converted into a total of 709,184 shares of Series A Preferred Stock, including the conversion of $30,396 in accrued interest upon approval by the Company’s shareholders for the terms of the offering. The unsecured notes bore interest at 5.13% and the convertible notes payable were due January 31, 2007. Of the notes, a total of $122,500 was sold to the Company’s Chairman or his immediate family members.

The proceeds of $2,451,750 of the October 2006 note offering were allocated between the estimated value of the notes and the warrants based upon their respective estimated fair values and allocated to beneficial conversion features, based upon their respective estimated intrinsic values. The allocation resulted in a value of $2,451,750 being assigned to the warrants and the beneficial conversion feature of the notes. This amount so allocated was recorded as additional interest expense over the terms of the loans in 2006.

The Company completed a series of convertible debt offerings, under which a total of $3,513,000 plus accrued interest of $242,000 was outstanding as of the completion of the Company’s IPO in July 2005. The unsecured notes bore interest at 6% to 8%, and all convertible notes payable were due December 31, 2006. Substantially all of the 6% notes, totaling approximately $1.8 million were sold to related parties consisting of directors, officers and stockholders. Upon the successful completion of the IPO in July 2005, these notes and related accrued interest, by their terms, were automatically converted into a total of approximately 2,434,000 common shares (Note 8). While outstanding, these debt agreements contained restrictive covenants, including restrictions on the Company’s ability to declare dividends.

The proceeds of the note offerings were allocated between the estimated value of the notes and any warrants based upon their respective estimated fair values and allocated to beneficial conversion features based upon their respective estimated intrinsic values. In 2004, $204,000 was allocated, and in 2005, an additional $121,000 was allocated to the warrants and the beneficial conversion features, based upon the offerings. The amounts so allocated were recorded as additional interest expense over the terms of the loans, giving rise to an effective interest rate on the loans of approximately 15%. As of the conversion of the notes into equity, the remaining unrecognized allocation amounts were reversed into the net equity adjustment.

In July 2005, the Company recorded a beneficial conversion feature (“BCF”) as non-cash interest expense upon the completion of the IPO. This non-cash charge amount was computed to be $758,907 and is included in the year ended December 31, 2005. A corresponding credit was recorded to additional paid-in capital, so the charge had no effect on total stockholders’ equity. No further entries will be required for this BCF item in future periods.

Bridge loans:

Prior to 2005, the Company borrowed a total of $105,000 from three stockholders under unsecured demand notes, bearing interest at 8%. The bridge loans were repaid in January 2005, including interest.

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

Credit arrangements:

The Company’s bank has historically issued notes payable on a case by case basis, against eligible purchase orders the Company receives from customers. Advances under the note agreements are collateralized by inventories, receivables, equipment and intangibles. The interest rate on advances is established at the time of advance, and notes in 2006 were generally at a rate of 11.25%. The notes have a maturity date of ninety days following the advance. During 2006, a total of $200,000 was advanced and repaid under one purchase order and in 2005 no amounts were advanced or outstanding under the arrangement. As the arrangement is not subject to a written agreement, the bank may withdraw it at any time; however, the bank has not given any indication that they will not continue to provide such note advances.

The Company’s subsidiary has a line of credit totaling $50,000 of which $49,193 is currently outstanding. Advances under the line are made based on the available balance and the line, which matures in May 2011 and bears interest at the prime rate plus 3.25%. The line of credit is collaterialized by business assets and is personally guaranteed by the Company’s president.

The Company’s subsidiary has a term loan, bearing interest at 11.50% and payable in monthly installments of $1,285, including principal and interest. The loan matures in May 2013 and has an outstanding principal balance of $74,186, at December 31, 2006, that is payable, $7,533 in 2007, $9,799 in 2008, $10,745 in 2009, $11,782 in 2010, $12,920 in 2011 and $21,407 thereafter. The term loan is secured by business assets and is personally guaranteed by the Company’s president.

8.	Stockholders’ Equity:

Initial public offering:

During July 2005, the Company completed its IPO. The offering, including the over-allotment option exercised by the underwriter, resulted in the sale of a total of 1,380,000 units at $6.00 each for total gross proceeds of $8,280,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $9.00 per share, expiring in 2010. The offering generated net proceeds to the Company of approximately $6,967,000, after underwriting discounts and non-accountable expense allowance to the underwriters and offering costs payable by the Company. Concurrent with the IPO, the Company’s convertible notes payable were converted to common stock.

Preferred stock:

The Company’s Articles of Incorporation have authorized 5,000,000 shares of no par value preferred stock, with rights and terms to be designated by the Board of Directors. The Company’s Board of Directors has designated 2,800,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for issuance upon conversion of the promissory notes issued in the October 2006, March 2007 and April 2007 private placements. The promissory notes and accrued interest issued in the October 2006 private placement automatically converted into 709,184 shares of the Company’s Series A Preferred Stock upon shareholder approval of such conversion at a special meeting of the Company’s shareholders held on December 28, 2006. Each $3.00 of principal and interest due under the promissory notes issued in the March 2007 and April 2007 private placements will automatically convert into one share of the Series A Preferred Stock upon shareholder approval of such conversion. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of the Company’s common stock for each share of Series A Preferred Stock owned.

Common stock transactions:

In October 2006, SWAT completed a $5,223,750 private placement of unregistered securities. A total of $2,772,000 was closed consisting of 792,000 common share units at $3.50 per unit (“Common Share Units”) with each Common Share Unit including one share of SWAT’s common stock (“Common Stock”) and three warrants (“Investor Warrants”) to acquire Common Stock. Additionally, a total of $2,451,750 was closed consisting of 700,500 convertible promissory note units (“Note Units”) at $3.50 per unit with each Note Unit consisting of a 5.13% per annum Convertible Promissory Note (“Note”) due January 31, 2007, unless earlier converted, and three Investor Warrants. Each $3.50 of principal (plus interest) due under the Notes automatically converted into one share of SWAT’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon shareholder approval on December 28, 2006.

During 2006, the holders of 6,522 warrants to acquire a like number of the Company’s common stock, elected to exercise the warrants at the exercise price of $1.66 per share. This generated proceeds to the Company of $10,827.

During the year ended December 31, 2006, a total of 55,943 stock options previously granted under the Company’s 2004 Stock Incentive Plan were exercised generating $195,583 in cash proceeds to the Company. No options were exercised in 2005.

The Company recorded non-cash expense of $1,223 during the year ended December 31, 2006 related to the issuance of 305 common shares to an employee as part of a severance agreement. Such shares were valued at their then fair market value.

During 2006, a total of $2,451,750 in proceeds received from the October 2006 offering was allocated to the value of warrants and the beneficial conversion feature of the 2006 Notes. During 2005, $57,003 was received from the sale of warrants and an additional $188,532 was allocated to the value of warrants sold as part of the debt offerings in 2005.

Stock options:

In 2004, the Board of Directors of the Company adopted the 2004 Stock Incentive Plan, as amended for the benefit of certain employees and consultants. The Company has reserved a total of 1,500,000 shares of its common stock for issuance pursuant to the exercise of options to be granted. An Option Committee of the Board of Directors administers the Plan. The exercise prices of the options granted are determined by the Option Committee and are established at the estimated fair value of the Company’s common stock at the date of grant. The Option Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed 10 years.

A summary of the status of the Company’s stock options as of December 31, 2006, and changes during the year then ended, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	650,374	$4.18
Granted	340,000	5.08
Exercised	(55,943)	3.50
Forfeited	(96,562)	4.75

Outstanding at December 31, 2006	837,869	$4.53	7.5	$764,300

Exercisable at December 31, 2006	254,968	$4.84	6.2	$152,100

The weighted average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 was $3.71 and $2.66, respectively. The total fair value of stock options granted to employees that vested during the year ended December 31, 2006 and 2005 was $166,300 and $64,700, respectively. During 2006, 55,943 employee stock options were exercised having an intrinsic value when exercised of $149,400 and generating cash proceeds to the Company of $195,583 and none were exercised in 2005.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers and directors and changes during the period ended December 31, 2006 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	492,447	$3.89	$1.18
Granted	340,000	5.08	3.71
Vested	(166,326)	4.11	1.09
Forfeited	(83,220)	4.79	3.31

Nonvested at December 31, 2006	582,901	$4.39	$2.36

As of December 31, 2006, the Company had approximately $1,470,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately three years.

Subsequent to December 31, 2006, the Company issued options to purchase an additional 692,000 shares of common stock to employees under the Company stock option plan, exercisable at $4.83 per share, subject to vesting requirements and with ten year lives.

Common stock purchase warrants:

In connection with the December 2006 acquisition of Vizer, the Company issued 60,000 warrants to the agent who assisted in the transaction. The warrants are exercisable at $6.00 per common share and expire on December 31, 2011.

In connection with the October 2006 offering, the Company issued Investor Warrants consisting of three separate warrants with the following terms: Warrant “A” is exercisable at $4.75 per share and expires four years from closing; Warrant “B”is exercisable at $4.75 per share and expires 18 months from closing; and Warrant “SWATW”‘s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the Common Stock of $13.50 per share. SWAT will use its reasonable best efforts to obtain the same CUSIP number for the “SWATW” Warrants issued in the private placement (the “new SWATW Warrants”) as is assigned to SWAT’s current publicly-traded “SWATW” Warrants (the “existing SWATW Warrants”) so that following registration of the new SWATW Warrants they will trade with the existing SWATW Warrants. If SWAT is unable to do so prior to the six month anniversary of the closing, the new SWATW Warrants shall thereupon be exchanged for a warrant, identical in form to Warrant “A” and Warrant “B” issued at the closing, except that the exercise price shall be $8.00 per share and the expiration date shall be July 18, 2010. All warrants shall be exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. As required under Generally Accepted Accounting Principles a portion of the proceeds received in the offering was allocated to the value of the warrants. This resulted in additional interest expense being recorded as discussed in Note 7. The Company issued a total of 1,492,500 of Warrant “A”, 1,492,500 of Warrant “B” and 1,492,500 of Warrant “SWATW”.

In connection with the October 2006 offering, the Company issued warrants to the placement agent to purchase 150,210 shares of common stock at $4.92 and warrants to purchase 150,210 shares of common stock at $5.00 per share. All such warrants expire on September 1, 2011.

In connection with the July 2005 IPO, the Company issued warrants to purchase 1,380,000 shares of common stock at $9.00 per share, expiring in July 2010. The warrants trade under the symbol SWATW on the Nasdaq Capital Market. The warrant exercise price and the number of shares of common stock purchased upon exercise of the warrants are subject to adjustment in the event of, among other events, a stock dividend on, or a subdivision, recapitalization or reorganization of, the common stock, or the merger or consolidation of us with or into another corporation or business entity.

Commencing July 18, 2008 and until the expiration of the SWATW warrants, the Company may redeem all outstanding warrants, in whole but not in part, upon not less than 30 days’ notice, at a price of $.10 per warrant, provided that the closing sale price of the Company’s common stock equals or exceeds $13.50 per share for 30 consecutive trading days preceding a redemption announcement. The redemption notice must be provided not more than five business days after conclusion of the 30 consecutive trading days in which the closing sale price of the common stock equals or exceeds $13.50 per share. In the event the Company exercises our right to redeem the warrants, the warrants will be exercisable until the close of business on the date fixed for redemption in such notice. If any warrant called for redemption is not exercised by such time, it will cease to be exercisable and the holder thereof will be entitled only to the redemption price of $.10 per warrant.

In connection with the July 2005 IPO, the Company issued warrants to the underwriters to purchase 120,000 shares of common stock at $7.50 and warrants to purchase 120,000 shares of common stock at $11.25 per share. All such warrants expire on July 18, 2010.

In connection with a bridge loan in early 2005, the Company issued warrants to the lenders to purchase 137,500 shares of common stock at $6.00 per share. These warrants expire on July 18, 2010.

In connection with a November 2004 convertible note offering, the Company issued warrants to purchase 246,309 shares of common stock at $5.15 per share, expiring in June 2007. Additionally, as compensation to the agent facilitating the placement sale, warrants expiring sixty months after closing, were issued to purchase 73,893 common shares. Warrants to purchase 49,262 shares are exercisable at $3.50 per share and warrants to purchase 24,631 shares are exercisable at $5.15 per share.

In connection with a September 2003 convertible note offering, the Company issued warrants to purchase 18,750 shares of common stock at $18.40 per share, which expire on September 30, 2007.

In connection with a December 2002 note offering that was subsequently converted into common stock, the Company issued warrants to purchase 4,035 shares of common stock at approximately $18.00 per share, which expired on December 31, 2006.

9.	Revenue recognition and major customers:

Certain of our contracts require that the Company provide installation of the products either at the ultimate customer’s location or in some cases at the OEM bus manufacturer. In these cases, the revenue recognition process is not completed until the Company has completed the installation and the products are working and accepted by the customer. Products and materials issued in connection with such jobs in progress are treated as the Company’s inventory until such revenue is recognized. Any billings issued or cash collected under the terms of the contracts in advance of the revenue being recognized are recorded in the meantime as deferred revenue.

Shortly after the ShiftWatch TVS 300 hardware and software upgrade was released in late 2006, performance issues were noted with the products that were causing what we determined to be unacceptable periods and instances of non-recording rates. As a result of these performance issues, and with the agreement of the larger customers who had installations in process, in late 2006 the Company slowed most ongoing installations of the TVS 300 products. Immediately upon becoming aware of the performance issues, the Company contacted and began working with the contract hardware manufacturer as well as an outsourced engineering and design firm to identify the causes and possible remedies. At present it is believed that the root causes of the performance issues have been identified and a plan to fix them is underway. This has included programming changes to resolve internal software conflicts and redesigning and re-specification of certain hardware configuration and components. SWAT has engaged a new contract manufacturer which is currently working closely with SWAT’s management team as well as the contract engineering firm to quickly redeploy the TVS 300. The Company is currently testing the revised product configurations and believe that ongoing customer installations using the TVS 300 products will be re-accelerated and ongoing, no later than the second quarter of 2007.

Due to the performance problems, significant 2006 product and installation revenues from ongoing contracts have been deferred pending successful reconfiguration of the product. Approximately $1.0 million of invoices billed to customers were reversed at December 31, 2006. Of this total approximately $209,000 relating to amounts appropriately billed or collected under the terms of the installation contracts has been recorded as deferred revenue as of December 31, 2006. Such reversed invoices and deferred revenues will not be recognizable until the products are working correctly and accepted by the customers. Product handling and installation costs in early 2007 will also be higher. This is due to efforts and costs of not only work done to determine the causes of the failures, but also the additional on-site processes to remove, repair and replace the units. The Company is currently in contact with the contract hardware supplier to determine the level, if any, of product failure cost relief they could be responsible for and agree to cover. SWAT is also aggressively proceeding with securing a new hardware source for the re-designed units.

The Company's current back log of orders for the ShiftWatch product totals approximately $2.2 million.

The Company currently markets its systems primarily throughout the United States. One customer located in Kansas City, accounted for approximately 37% of the net sales for the year ended December 31, 2006, and substantially all of the net sales for the year ended December 31, 2005.

10.	Income taxes:

          Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2006	2005

Federal income tax benefit at 34%	$(3,178,000)	$(1,425,000)
State income tax benefit net of federal tax effect	(327,000)	(160,000)
Permanent items	1,246,000	375,000
Inventory reserve	51,000	—
Deferred revenue	84,000	—
Other	9,000	10,000
Valuation allowance	2,115,000	1,200,000

	$—	$—

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $13,800,000 for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2026. Certain of the net operating loss carryforwards are subject to annual usage limitations as a result of changes in ownership levels within the Company. A valuation allowance was recorded at December 31, 2006, due to uncertainty as to the realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred tax assets (liabilities):
Net operating loss carryforwards, long term	$5,255,000
Tax credits, long term	116,000
Equipment, long-term	(14,000)
Accrued expenses	(9,000)

Deferred tax asset	5,366,000
Valuation allowance	(5,366,000)

Net current deferred tax asset	$—

11.	Commitments and contingencies:

Legal action:

On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, by Pepperball Technologies, Inc. (“PTI”) against the Company. PTI is alleging in the civil action that the Company infringed on certain of their patents and breached a Reseller Agreement and Non- Disclosure Agreement with the Company, among other items. PTI is suing for, 1) damages under the alleged infringement, 2) to ask the court to enjoin SWAT from further infringement as well as 3) other relief and costs. While the complaint has only recently been served, based upon a preliminary review of the action, management of SWAT believes PTI’s claims are without merit. The Company intends to vigorously defend this matter, including exploring all legal rights and remedies to protect the Company's products, technology and brand such as counterclaims against PTI, if appropriate. To date no other actions have been taken regarding this matter.

Leases:

The Company leases its office, development and shop facilities from unrelated parties under agreements that expire through 2009 and require monthly rentals of approximately $10,800, with a minimum commitment of $129,600 in 2007 and $131,316 in 2008. Certain of the agreements contain renewal options under specified conditions. Total rent expense under all agreements, excluding the acquired operations totaled $143,850 and $92,000 for the years ended December 31, 2006 and 2005, respectively.

Employment agreements:

The Company has entered into employment agreements with its key management personnel. The agreements generally extend through the year ended December 31, 2008, provide for customary benefits, severance rights and confidentiality provisions and are also renewable. The agreements provide for a total annual minimum compensation of approximately $575,000.

12.	Subsequent Events:

Private Offering of Securities:

On March 26, 2007 the Company completed a $5,199,900 private placement of unregistered securities consisting of 1,733,300 convertible promissory note units (“Note Units”) at $3.00 per unit with each Note Unit consisting of a 5.1% per annum Convertible Promissory Note (“Note”) due September 30, 2007, unless earlier converted, and three Investor Warrants (“Investor Warrants”). Each $3.00 of principal (plus interest) due under the Notes will automatically be converted into one share of SWAT’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon shareholder approval of such conversion. Approval for the conversion right is planned to be sought at a special meeting of SWAT’s shareholders during the second quarter of 2007. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of Common Stock for each share of Series A Preferred Stock owned. The Company issued a total of 1,733,300 of Warrant “A”, 866,650 of Warrant “B” and 1,733,300 of Warrant “SWATW”.

Investor Warrants consist of three separate warrants with the following terms: Warrant “A” is exercisable at $4.75 per share and expires four years from closing; Warrant “B” is exercisable at $5.00 per share and expires four years from closing; and Warrant “SWATW”‘s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the Common Stock of $13.50 per share. All warrants shall be exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. As required under Generally Accepted Accounting Principles a portion of the proceeds received in the offering will be allocated to the value of the warrants. This will result in additional interest expense being recorded in 2007 over the life of the Notes.

On April 12, 2007 the Company completed a private placement consisting of $800,000 of principal amount promissory notes with terms the same as the March 2007 placement, except investors received only two warrants.

The Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the shares of Common Stock underlying the Note Units under terms as specified in the registration rights agreement. The registration statement also provides for registration of the new SWATW Warrants, the Warrant “A” and the Warrant “B” rights. Failure to file the registration statement or failure to get the registration statement as defined in the agreements would require SWAT to pay each investor a penalty fee in cash equal to 2% per month up to a maximum of 10% of their investment.

The purpose of the private placements was to raise funds to support the acquisitions of Vizer and Avurt and for ongoing product development and for working capital and general corporate purposes. The offering was conducted in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated there-under. No placement agent was used in the offering.

Exercise of Warrants:

On March 26, 2007, the holders of 12,229 warrants to acquire a like number of the Company’s Common Stock, elected to exercise the warrants at the exercise price of $1.66 per share. This generated proceeds to the Company of $20,300.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.   CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the last day of the period of the accompanying financial statements. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date our disclosure controls and procedures were working effectively in ensuring that all material information relating to us required to be filed in the annual report has been made known to them in a timely manner except as described below.

In connection with the year end closing and independent audit process, certain material adjustments were made to the 2006 financial statements. These related to the revenue recognized and costs of goods sold as well as certain related inventory carrying amounts and costs. As a result of these year end adjustments, our management is currently re-evaluating certain accounting processes and controls to determine the level of changes that may be needed to ensure that material information is made known in a timely manner.

(b)	Changes in Internal Controls

There have been no significant changes made in our internal controls or in other factors that have significantly affected internal controls subsequent to the evaluation date.

ITEM 8B.   OTHER INFORMATION

None.

PART III

        The information required by Part III of this Form 10-KSB is incorporated by reference to the definitive proxy statement (the “Proxy Statement”) for our 2007 annual meeting of shareholders to be filed within 120 days after our 2006 fiscal year end.

Item  9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The information required by this Item is incorporated by reference to the Proxy Statement.

Item 10. Executive Compensation.

        The information required by this Item is incorporated by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is incorporated by reference to the Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

        The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13.   Exhibits.

Exhibit Index

Number	Description

3.1	Articles of Incorporation (8)
3.2	Amendment to Articles of Incorporation (8)
3.3	Articles of Amendment (1)
3.4	Amended and Restated Bylaws (8)
4.1	Specimen Stock Certificate (8)
4.2	Certificate of Designation of the Preferences, Rights, Limitations, Qualifications & Restrictions of the Series A Convertible Preferred Stock of A4S Security, Inc. (4)
4.3	Certificate of Amendment to the Certificate of Designation of the preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of Security with Advanced Technology, Inc. (f/k/a A4S Security, Inc.) (7)
4.4	Form of October 2006 Convertible Promissory Note (4)
4.5	Form of March and April 2007 Convertible Promissory Note (7)
4.6	Form of Warrant "A" to Purchase Shares of Common Stock at an exercise price of $4.75 per share (4)
4.7	Form of Warrant "B" to Purchase Shares of Common Stock at an exercise price of $5.00 per share (7)
4.8	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into June 2005 and Warrant Certificate (8)
4.9	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into September 29, 2006 and Warrant Certificate(4)
4.10	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into March 26, 2007 and Warrant Certificate (7)
4.11	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into April 12, 2007 and Warrant Certificate (1)
10.1	Employment Agreement between A4S Technologies, Inc. and Michael Siemens dated March 25, 2005 (8)
10.2	First Amendment to Employment Agreement between A4S Security, Inc. and Michael Siemens dated June 22, 2006 (2)
10.3	Employment Agreement between A4S Technologies, Inc. and Thomas R. Marinelli dated March 25, 2005 (8)

10.4	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005 (8)
10.5	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 (8)
10.6	Amended and Restated Employment Agreement between A4S Technologies, Inc. and Matthew Siemens dated as of March 25, 2005 (8)
10.7	First Amendment to Employment Agreement between Security With Advanced Technology, Inc. and Matthew Siemens, dated October 11, 2006 (5)
10.8	Employment Agreement between Security With Advanced Technology, Inc. and Scott G. Sutton dated as of December 31, 2006 (1)
10.9	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended (8)
10.10	Securities Purchase Agreement entered into September 29, 2006 by and between A4S Security, Inc. and the investors set forth on Schedule I thereto (4)
10.11	Securities Purchase Agreement entered into March 26, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (7)
10.12	Securities Purchase Agreement entered into April 12, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (1)
10.13	Form of Subscription Agreement and Letter of Investment Intent (4)
10.14	Registration Rights Agreement entered into as of September 29, 2006 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.15	First Amendment to Registration Rights Agreement dated December 15, 2006 by and among Security with Advanced Technology and the investors signatory thereto (6)
10.16	Registration Rights Agreement entered into as of March 26, 2007 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.17	Registration Rights Agreement entered into as of April 12, 2007 by and among A4S Security, Inc. and the investors signatory thereto (1)
10.18	Consulting Agreement by and among A4S Technologies, Inc., Newbridge Securities Corporation and Bathgate Capital Partners, LLC (8)
10.19	Plan of Merger by and among A4S Security, Inc., Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Sandy Sutton, Scott G. Sutton and Michael Cox, dated September 3, 2006 (9)
10.20	Lease Agreement between A4S Technologies, Inc. and Diedrichs Family Partnership, LLLP (8)
10.22	Financing Terms Agreement, dated April 12, 2005 (8)
10.23	Code of Ethics (8)
23.1	Consent of GHP Horwath, P.C. (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (1)
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002 (1)
99.1	Audit Committee Charter (8)
99.2	Compensation Committee Charter (8)
99.3	Nominating and Corporate Governance Committee Charter (8)
99.4	Code of Business Conduct and Ethics (8)

(1)	Filed herewith.
(2)	Incorporated by reference to the Form 8-K filed on June 22, 2006.
(3)	Incorporated by reference to the Form 8-K filed on September 5, 2006
(4)	Incorporated by reference to the Form 8-K filed on October 3, 2006.
(5)	Incorporated by reference to the Form 8-K filed on October 17, 2006.
(6)	Incorporated by reference to the Registration Statement on Form S-3 filed on January 11, 2007.
(7)	Incorporated by reference to the Form 8-K filed on March 27, 2007.
(8)	Incorporated by reference to the Registration Statement on Form SB-2 (333-124238).
(9)	Incorporated by reference to the Definitive Proxy Statement filed on November 30, 2006.

ITEM 14.   Principal Accountant Fees and Services.

        The information required by this Item is incorporated by reference to the Proxy Statement.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2007	SECURITY WITH ADVANCED TECHNOLOGY, INC. (f\k\a - A4S SECURITY, INC.), A Colorado Corporation (Registrant) By: /s/ Scott Sutton Scott Sutton Its: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Scott Sutton
       Scott Sutton
       President, Chief Executive Officer and Director (Principal
       Executive Officer)

By: /s/ Jeffrey G. McGonegal
       Jeffrey G. McGonegal
       Chief Financial Officer (Principal Financial Officer)

By: /s/ Gregory Pusey
       Gregory Pusey
       Chairman of the Board of Directors and Director

By: /s/ Thomas R. Marinelli
       Thomas R. Marinelli
       Director

By: /s/ Gail Schoettler
       Gail Schoettler
       Director

By: /s/ Robert J. Williams
       Robert J. Williams
       Director

By: /s/ David Welch
       David Welch
Director	April 17, 2007 April 17, 2007 April 17, 2007 April 17, 2007 April 17, 2007 April 17, 2007 April 17, 2007

Number	Description

3.1	Articles of Incorporation (8)
3.2	Amendment to Articles of Incorporation (8)
3.3	Articles of Amendment (1)
3.4	Amended and Restated Bylaws (8)
4.1	Specimen Stock Certificate (8)
4.2	Certificate of Designation of the Preferences, Rights, Limitations, Qualifications & Restrictions of the Series A Convertible Preferred Stock of A4S Security, Inc. (4)
4.3	Certificate of Amendment to the Certificate of Designation of the preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of Security with Advanced Technology, Inc. (f/k/a A4S Security, Inc.) (7)
4.4	Form of October 2006 Convertible Promissory Note (4)
4.5	Form of March and April 2007 Convertible Promissory Note (7)
4.6	Form of Warrant "A" to Purchase Shares of Common Stock at an exercise price of $4.75 per share (4)
4.7	Form of Warrant "B" to Purchase Shares of Common Stock at an exercise price of $5.00 per share (7)
4.8	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into June 2005 and Warrant Certificate (8)
4.9	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into September 29, 2006 and Warrant Certificate(4)
4.10	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into March 26, 2007 and Warrant Certificate (7)
4.11	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into April 12, 2007 and Warrant Certificate (1)
10.1	Employment Agreement between A4S Technologies, Inc. and Michael Siemens dated March 25, 2005 (8)
10.2	First Amendment to Employment Agreement between A4S Security, Inc. and Michael Siemens dated June 22, 2006 (2)
10.3	Employment Agreement between A4S Technologies, Inc. and Thomas R. Marinelli dated March 25, 2005 (8)

10.4	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005 (8)
10.5	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 (8)
10.6	Amended and Restated Employment Agreement between A4S Technologies, Inc. and Matthew Siemens dated as of March 25, 2005 (8)
10.7	First Amendment to Employment Agreement between Security With Advanced Technology, Inc. and Matthew Siemens, dated October 11, 2006 (5)
10.8	Employment Agreement between Security With Advanced Technology, Inc. and Scott G. Sutton dated as of December 31, 2006 (1)
10.9	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended (8)
10.10	Securities Purchase Agreement entered into September 29, 2006 by and between A4S Security, Inc. and the investors set forth on Schedule I thereto (4)
10.11	Securities Purchase Agreement entered into March 26, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (7)
10.12	Securities Purchase Agreement entered into April 12, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (1)
10.13	Form of Subscription Agreement and Letter of Investment Intent (4)
10.14	Registration Rights Agreement entered into as of September 29, 2006 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.15	First Amendment to Registration Rights Agreement dated December 15, 2006 by and among Security with Advanced Technology and the investors signatory thereto (6)
10.16	Registration Rights Agreement entered into as of March 26, 2007 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.17	Registration Rights Agreement entered into as of April 12, 2007 by and among A4S Security, Inc. and the investors signatory thereto (1)
10.18	Consulting Agreement by and among A4S Technologies, Inc., Newbridge Securities Corporation and Bathgate Capital Partners, LLC (8)
10.19	Plan of Merger by and among A4S Security, Inc., Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Sandy Sutton, Scott G. Sutton and Michael Cox, dated September 3, 2006 (9)
10.20	Lease Agreement between A4S Technologies, Inc. and Diedrichs Family Partnership, LLLP (8)
10.22	Financing Terms Agreement, dated April 12, 2005 (8)
10.23	Code of Ethics (8)
23.1	Consent of GHP Horwath, P.C. (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (1)
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002 (1)
99.1	Audit Committee Charter (8)
99.2	Compensation Committee Charter (8)
99.3	Nominating and Corporate Governance Committee Charter (8)
99.4	Code of Business Conduct and Ethics (8)

(1)	Filed herewith.
(2)	Incorporated by reference to the Form 8-K filed on June 22, 2006.
(3)	Incorporated by reference to the Form 8-K filed on September 5, 2006
(4)	Incorporated by reference to the Form 8-K filed on October 3, 2006.
(5)	Incorporated by reference to the Form 8-K filed on October 17, 2006.
(6)	Incorporated by reference to the Registration Statement on Form S-3 filed on January 11, 2007.
(7)	Incorporated by reference to the Form 8-K filed on March 27, 2007.
(8)	Incorporated by reference to the Registration Statement on Form SB-2 (333-124238).
(9)	Incorporated by reference to the Definitive Proxy Statement filed on November 30, 2006.