Form 10KSB/A
period 2006-12-31
Security With Advanced Technology, Inc.
filed 2007-04-30
CIK 1216199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   [X]

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [  ]    No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]    No  [X]

The Registrant had revenues of $296,000 for its most recent fiscal year ended December 31, 2006.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 27, 2007 was $10,458,000.

The number of shares outstanding of the Registrant’s common stock on April 27, 2007 was 5,582,820.

The number of the Registrant’s SWATW common stock purchase warrants outstanding on April 27, 2007 was 4,872,467.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement, which is due to be filed within 120 days of the end of the registrant's fiscal year ended December 31, 2006

Transitional Small Business Disclosure Format (Check one):   Yes  [    ]  No  [X]

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB (“Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 originally filed on April 17, 2007 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not be filing our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2006.

Except as described above, no other changes have been made to the Original Fling. The Original Filing continues to speak as of the date filed and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing date of the Original Filing.

SECURITY WITH ADVANCED TECHNOLOGY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB / A

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forwardlooking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, the general economy, competition, changes in product offerings, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements. The Company disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following individuals serve as our directors and/or executive officers, as indicated:

Name	Age	Position
Scott G. Sutton Thomas R. Marinelli Gregory Pusey Jeffrey G. McGonegal Gail Schoettler Barry C. Loder Robert J. Williams David E. Welch	43 55 54 56 63 48 66 60	Chief Executive Officer, President and Director Director Chairman of the Board of Directors and Secretary Chief Financial Officer Director Director Director Director

        Scott G. Sutton – Scott became a director and was elected President of the Company in December 2006. In March 2007 he was appointed Chief Executive Officer of SWAT. Scott founded Vizer Group, Inc. in May 2002 and Avurt International, Inc. in December 2005 and serves as the President of both companies. He has spent the past 20 years in sales, pubic relations and operations management for large public and private companies. While working for Hastings & Humble, a public relations firm, during 1987 and 1988, he served as the Public Relations Account Manager for Intel, Tektronix, and White/GMC in Portland, Oregon before joining Target Stores as an Operations Manager in 1988. He joined CompUSA in 1996 as a Sales and Operations Manager assisting in location and corporate sales growth. In 1998, he joined Milgard Windows as a sales manager before moving on to become the Sales Director of Boulder based Konetix, Inc., a software development company, in 2000. Scott started Vizer to fill a technology and IT gap in the facilities security integration market. Scott received his B.A. in Communications from Washington State University.

        Thomas R. Marinelli – Tom became a director in December 2004, and served as our Chief Executive Officer from April 2005 to March 2007 and our President from July 2006 to December 2006. He had spent the previous 29 years in positions of increasing responsibilities at DaimlerChryslerAG, including President of Chrysler Europe, and most recently as Vice President of Chrysler and Jeep Brands. Since August 2004, Tom has been a director of Bossier Automotive Group, a DaimlerChrysler dealer. He received a B.S. degree in finance and marketing from Boston College and an M.B.A. degree from Michigan State University.

        Gregory Pusey – Greg joined our board in 2002 and has served as Chairman of the Board since October 2004. He became our Secretary in March 2006. Greg is also the President, a principal shareholder and a director of Cambridge Holdings, Ltd., a publicly-held real estate and business development firm, chairman of the board of directors and director of AspenBio Pharma, Inc., a publicly-held biomedical company, and President of Livingston Capital, Ltd., a private venture capital firm. He serves as a director of Bactolac Pharmaceutical, Inc. (formerly — Advanced Nutraceuticals, Inc.), a privately-held company engaged in manufacturing and marketing of nutraceuticals. Greg has been associated with Bactolac Pharmaceutical, Inc. and its predecessors since 1997. He holds a B.S. degree in finance from Boston College.

        Gail Schoettler – Dr. Gail Schoettler joined the board of directors of the Company in April 2005. She formerly chaired the board of directors of Fischer Imaging Corp. and also serves on the board of directors of AspenBio Pharma, Inc., Masergy Communications in Dallas, Texas, and until its sale in February 2005, of CancerVax Corp., as well as several non-profit organizations. She has served as a U.S. Ambassador, head of the Defense Department’s presidential transition for global communications, security and intelligence, and as Colorado’s Lt. Governor and State Treasurer. She started two successful banks and is involved in her family’s cattle ranch, vineyards and real estate enterprises. Gail speaks and writes internationally on globalization, political strategies for business, and women’s issues. She has a B.A. in economics from Stanford University and M.A. and Ph.D. degrees in history from the University of California. Among her numerous awards is the French Legion of Honor, France’s highest civilian award.

        Robert J. Williams – Bob became a director in July 2005. He is an independent consultant to corporations pursuing government contract awards. He was employed by Ford Motor Company from 1996 to 2001, serving in a wide variety of positions, including Manager of Ford’s Government Sales Department, the department responsible for sales to federal, state and local government agencies. In this position, Bob established the Ford Police Advisory Board, a cooperative effort between police agencies and Ford engineers. Bob graduated from Creighton University in Omaha, Nebraska with a degree in economics and pursued post-graduate study in business administration. He served in the United States Army from 1963 to 1965, earning a direct commission as a second lieutenant.

        Barry C. Loder – Barry became a director in April 2005. Barry is President of BCL Partners, a financial consulting firm he founded in 2000, specializing in providing merger and acquisition and corporate financing services. Barry is a cofounder of Advanced Nutraceuticals, Inc., and served as Vice President of Corporate Development from inception to August 2000. From March 1995 to January 1998, Barry served as Chief Financial Officer and later also as Chief Operating Officer of Nutrition For Life International, Inc., a nutritional network marketing company. From October 1993 through March 1995, he was a financial consultant, performing corporate finance, merger and acquisition and other financing activities. Mr. Loder was the Director of Mergers and Acquisitions for Allwaste, Inc. from 1992 to 1994. He was co-founder of Republic Waste Industries and served as Senior Vice President of Finance during 1990 and 1991. Barry has a Masters Degree in business administration from Houston Baptist University, a B.A. in accounting and finance from Walsh University and is a Certified Public Accountant.

        David E. Welch–David became a director of in December 2006. Mr. Welch has served as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a public company located in Golden, Colorado, since April 2004. Mr. Welch also serves as a director of AspenBio Pharma, Inc., Inc. He also is a self-employed financial consultant. From July 1999 to June 2002, Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., another publicly traded company. Active Link Communications filed for Chapter 7 bankruptcy protection in the U.S. Bankruptcy Court for the Northern District of Illinois on September 25, 2003 and the State of Colorado administratively dissolved the company in September 2004. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Mircromedex, Inc., an electronic publishing firm, located in Denver, Colorado. Mr. Welch also serves on the Board of Directors of Communication Intelligence Corporation, a publicly traded company. He received a B.S. degree in accounting from the University of Colorado. Mr. Welch is a Certified Public Accountant, licensed in the state of Colorado.

        Jeffrey G. McGonegal— Jeff became our Chief Financial Officer in late 2003. Jeff also serves as Senior Vice President — Finance of Cambridge Holdings, Ltd. and as Chief Financial Officer of AspenBio Pharma, Inc. Since 1997, he has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, Jeff was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Jeff served as managing partner of the Denver, Colorado office. Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly-held company in the nutritional supplements industry and he is also a member of the board of directors of Applied Medical Devices, Inc. He received a B.A. degree in accounting from Florida State University. Mr. McGonegal is a Certified Public Accountant, licensed in the state of Colorado.

The following is biographical information regarding other key personnel at SWAT:

        Michael Cox— Michael is the Vice President of Engineering. Before his appointment as Vice President of Engineering for SWAT in December 2006, Michael was an original founder of Vizer Group, Inc., a technology based security integrations firm that was recently acquired by SWAT. Michael was instrumental in the development of Vizer Group’s technologies including the Avurt launcher, a proprietary non-lethal personal protection device. In his role Michael manages all aspects of engineering and manufacturing of the Avurt launcher, as well as product development and system design for SWAT’s Vizer Group business unit. Prior to co-founding Vizer Group, Michael founded Jericho networks, a professional services firm. From 1998 to 2001 Michael was the Director of Outsourced Solutions for Broadbay Networks in San Francisco where he focused on unique service model for high-growth broadband customers. Michael received a Bachelor of Arts degree in Psychology from the University of Kansas in Lawrence, Kansas.

        Thomas Muenzberg— Tom is Vice President of Finance and was previously the CFO of Vizer Group, a technology based security integrations firm that was recently acquired by SWAT. As CFO of Vizer Group, Tom was responsible for financing Vizer Group’s early growth as well as ensuring its financial stability and second tier investment. Tom’s background includes management positions in commercial banking as well as consulting experience where he negotiated joint ventures, partnerships and the acquisition of intellectual property both domestically and overseas. Tom received an MBA with an emphasis in International Business from Regis University in Denver, Colorado, and a Bachelor of Science degree in Finance from Metropolitan State College of Denver.

        Greg Milan— Greg is Vice President of Sales and has over 15 years of sales experience in the Medical, Aerospace, Consumer and Industrial markets and has worked for Fortune 500 companies such as Johnson & Johnson and General Mills as well as midsized and small companies. Prior to joining SWAT Greg lead the re-growth of a midsized engineering firm by more than doubling the company’s revenues in the first year through implementation of successful sales processes and solid strategic direction. Greg received a Bachelor of Science degree in Packaging Engineering from Michigan State University.

        Corey Holland— Corey is the General Manager \ Director of SWAT’s technology division. Prior to joining SWAT, Corey spent eight years in various management positions at TimeCenter, Inc., a software development company, including director of operations, business development manager and senior sales representative. Corey has additional experience at software and service organizations where he sold, installed and trained customers on new HR, payroll and time attendance software while building and maintaining a sales pipeline.  Corey has a bachelor’s of science degree in electronics engineering from Denver Technical College and is completing his master’s degree in business administration from Colorado State University.

        Ben Cook— Ben is a Director of Division X and serves as the chief instructor for Division X’s training group, Veritas Tactical, which provides training for military, law enforcement and civilians.  Ben is also responsible for driving product development for both the Avurt and Veritas Tactical business units. Prior to joining SWAT, Ben was the General Manager in charge of all daily operations for BTB Inc., a sporting goods business generating $5.5 million in annual sales. Ben has more than 10 years of experience in the firearms industry where he has held various management and sales consulting positions. As a marketing consultant for Real Action Marker he tripled sales in less than one year. Ben holds an MBA in Marketing from the University of Colorado at Denver, a Bachelor of Arts degree in Behavioral Science from Metropolitan State College in Denver, Colorado, and a Practitioner’s Certification in Project Management from the University of Colorado at Denver.

Compliance with Section 16(a) of the Exchange Act

        Except as set forth below, based solely on the Company’s review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company. The Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended December 31, 2006. Our chairman of the board of directors and secretary filed a Form 4 with the Securities and Exchange Commission on September 8, 2006 that should have been filed on August 31, 2006.

Board Committees and Meetings

        Our board of directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. All committees are comprised solely of members who are independent directors.

Audit Committee

        Our current Audit Committee members are David E. Welch (chair), Gail Schoettler, Robert J. Williams and Barry Loder. The Audit Committee performs the following functions, among others:

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

        The specific functions and responsibilities of the Audit Committee are set forth in the Audit Committee Charter. We have determined that Mr. Welch, who chairs our Audit Committee, qualifies as an “audit committee financial expert” pursuant to SEC regulations. Mr. Welch is “independent” pursuant to Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and pursuant to Nasdaq rules and the other members of the Audit Committee satisfy the financial literacy requirements for Audit Committee members under these rules and regulations.

Compensation Committee

        Our current Compensation Committee, whose members are Robert Williams (chair), Gail Schoettler, Barry C. Loder and David E. Welch. The Compensation Committee performs the following functions, among others:

•	Develops executive compensation philosophy and establishes and annually reviews and approves policies regarding executive compensation programs and practices;
•	Reviews and approves corporate goals and objectives relevant to the Chief Executive Officer's compensation, evaluates the Chief Executive Officer's performance in light of those goals and objectives and sets the Chief Executive Officer's compensation based on this evaluation;
•	Reviews the Chief Executive Officer's recommendations with respect to, and approves annual compensation for, our other executive officers;
•	Establishes and administers annual and long-term incentive compensation plans for key executives;
•	Recommends to the board for its approval compensation of the board and the chairman of the board.
•	Recommends to the board for its approval and, where appropriate, submission to our shareholders, incentive compensation plans and equity-based plans;
•	Recommends to the board for its approval changes to executive compensation policies and programs; and
•	Reviews and approves all special executive employment, compensation and retirement arrangements.

Nominating and Corporate Governance Committee

        Our Nominating and Corporate Governance Committee is comprised of Gail Schoettler (chair), Robert Williams, Barry C. Loder and David E. Welch. The Nominating and Governance Committee performs the following functions, among others:

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

        Our Code of Ethics is available on our website at www.swat-systems.com and we will undertake to provide a copy of the Code of Ethics to any person at no charge, upon written request. All written requests should be directed to Security With Advanced Technology, Inc., 10855 Dover St., Suite 1000, Westminster, CO 80021, Attention: Corporate Secretary.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

General

        The Compensation Committee of our Board of Directors establishes the salary and other compensation of the chief executive officer, reviews and approves the salary and other compensation of the other named executive officers, and provides oversight of our compensation programs. The Compensation Committee consists entirely of non-employee, independent members of our Board. In 2006, the Compensation Committee did not engage a consultant to assist it in carrying out its responsibilities with respect to executive compensation.

Objectives of Our Compensation Program

        The primary objective of our executive compensation program is to attract and retain highly skilled executive officers who will motivate and inspire employee behavior that fosters a high performance culture and who will manage us in a manner that promotes our growth and profitability and advances the interests of our shareholders. Additional objectives of our executive compensation program are to recognize individual initiative and achievements, align executive pay with shareholders’ interests, and unite the entire executive management team to a common objective.

Executive Compensation Principles

        Our executive compensation program consists of base salaries, annual cash incentive payments in the form of annual bonuses and long-term equity incentives generally in the form of incentive stock option grants. These components of executive compensation are used together to strike an appropriate balance between cash and stock compensation and between short-term and long-term incentives.

How Executive Pay Levels are Determined

        The Compensation Committee reviews our executive compensation program and its elements. All decisions by the Compensation Committee relating to the compensation of our executive officers are reported to the full Board.

        The role of the chief executive officer in the compensation process is to recommend to the Compensation Committee, the new annual base salary and annual bonus as well as any equity compensation for the named executive officers.

        In determining the compensation of our executive officers, the Compensation Committee evaluates total overall compensation, as well as the mix of salary, cash bonus incentives and equity incentives, using a number of factors including the following:

•	our financial and operating performance, measured by attainment of specific strategic objectives and operating results;
•	the duties, responsibilities and performance of each executive officer, including the achievement of identified goals for the year as they pertain to the areas of our operations for which the executive is personally responsible and accountable;
•	historical cash and equity compensation levels; and
•	comparative industry market data to assess compensation competitiveness.

        With respect to comparative industry data, the Compensation Committee reviews executive officer salaries and evaluates compensation structures of comparable companies in a compensation survey conducted by the Mountain States Employers Council.

        The following table sets forth information concerning the compensation paid by us for the two most recent fiscal years to our executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position / Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan comp- nsation($)	Change in pension value and nonqualified deferred compensation earnings ($) (7)	All Other Compen- sation ($) (8)	Total ($)
Scott G. Sutton(1)
Chief Executive Officer and President
2006	$—	$—	$—	$—	$—	$—	$—	$—
2005	$—	$—	$—	$—	$—	$—	$—	$—

Thomas Marinelli(2)
Former Chief Executive Officer
2006	$117,846	$—	$—	$71,990	$—	$—	$243	$190,079
2005	$90,000	$—	$—	$76,126	$—	$—	$137	$166,263

Jeffrey G. McGonegal(3)
Chief Financial Officer
2006	$59,231	$—	$—	$68,301	$—	$—	$243	$127,775
2005	$51,000	$—	$—	$65,774	$—	$—	$164	$116,938

Michael Cox(4)
Vice President of Engineering
2006	$—	$—	$—	$—	$—	$—	$—	$—
2005	$—	$—	$—	$—	$—	$—	$—	$—

Michael Siemens(5)
Former President
2006	$136,854	$—	$—	$69,354	$—	$—	$4,768	$210,976
2005	$135,330	$—	$—	$67,187	$—	$—	$6,667	$209,184

Matthew Siemens(6)
Former Executive Vice President
2006	$176,602	$—	$—	$86,014	$—	$—	$5,960	$268,576
2005	$150,100	$—	$—	$89,195	$—	$—	$6,821	$246,116

(1)	Scott G. Sutton joined the Company effective as of December 31, 2006 upon the completion of the Vizer merger. Mr. Sutton's employment agreement provides for annual compensation of $140,000.

(2)	Under the terms of Thomas Marinelli’s employment agreement which commenced in 2005 and expired as of March 31, 2007, $72,000 in 2006 and $54,000 in 2005 of the compensation he received was paid to his service company. In 2005 Mr. Marinelli was granted 54,348 options, exercisable at $3.50 per common share and vesting 25% annually in advance. In 2006 Mr. Marinelli was granted 26,900 options, exercisable at $4.93 per common share and vesting 33.3% annually in arrears.

(3)	In 2005 Jeffrey McGonegal was granted 5,435 options, exercisable at $3.50 per common share and vesting 25% annually in advance. In 2006 Mr. McGonegal was granted 7,500 options, exercisable at $4.93 per common share and vesting 33.3% annually in arrears.

(4)	Michael Cox joined the Company effective as of December 31, 2006 upon the completion of the Vizer merger. Mr. Cox's employment agreement provides for annual compensation of $125,000.

(5)	To accommodate Michael Siemens’ move to Colorado, we provided him with a $1,400 per-month rental allowance until the sale of his former residence in Montana in mid-2005. We also provided him with a moving allowance of $25,000, and paid him deferred salary of $5,333 per month from April 1, 2005 through the closing of our public offering in July 2005. In connection with the termination of Michael Siemens’ full-time employment with the Company and pursuant to the terms of his employment agreement, Mr. Siemens is receiving severance and benefits from the Company in an amount equal to six months of his compensation at the time of termination (which amounted to approximately $60,000 in 2006). In addition, pursuant to Mr. Siemens’ employment agreement, Mr. Siemens has elected to continue to be employed by the Company as a consultant on a part-time basis through December 31, 2008, in exchange for which he will be paid $500 per month and his options will continue to remain outstanding during such period. In 2005 Mr. Siemens was granted 8,152 options, exercisable at $3.85 per common share and vesting 25% annually in advance. In 2006 Mr. Siemens was granted 10,000 options, exercisable at $4.93 per common share and vesting 33.3% annually in arrears.

(6)	In connection with the termination of Mathew Siemens’ full-time employment with the Company and pursuant to the terms of his employment agreement, Mr. Siemens is receiving severance and benefits from the Company in an amount equal to six months of his compensation at the time of termination (which amounted to approximately $20,000 in 2006). In addition, pursuant to Mr. Siemens’ employment agreement, Mr. Siemens has elected to continue to be employed by the Company as a consultant on a part-time basis through December 31, 2008, in exchange for which he will be paid $500 per month and his options will continue to remain outstanding during such period. In 2005 Mr. Siemens was granted 16,304 options, exercisable at $3.85 per common share and vesting 25% annually in advance. In 2006 Mr. Siemens was granted 10,000 options, exercisable at $4.93 per common share and vesting 33.3% annually in arrears.

(7)	Other than for the exercise price, options are granted to executives at no cost basis.

(8)	Other annual compensation includes group medical and life insurance benefits paid on behalf of the executive as part of our employee group medical plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott G. Sutton
Chief Executive Officer and President	—	—	—	$—	—	—	—	—	—

Thomas Marinelli
Former Chief Executive Officer	20,380	6,793	—	$3.50	10-29-14	—	—	—	—
	27,174	27,174	—	3.50	3-25-15	—	—	—	—
	—	26,900	—	4.93	5-5-16	—	—	—	—
Jeffrey G. McGonegal
Chief Financial Officer	5,761	—	—	$18.40	9-19-08	—	—	—	—
	40,761	40,761	—	3.50	10-19-14	—	—	—	—
	2,717	2,717	—	3.50	3-25-15	—	—	—	—
	—	7,500	—	4.93	5-5-16	—	—	—	—

Michael Siemens
Former President	5,761	—	—	$18.40	9-19-08	—	—	—	—
	59,783	59,782	—	3.85	10-29-09	—	—	—	—
	4,076	4,076	—	3.85	3-25-10	—	—	—	—
	—	10,000	—	4.93	5-5-16	—	—	—	—

Matthew Siemens
Former Executive Vice President	7,065	—	—	$18.40	9-19-08	—	—	—	—
	—	48,913	—	3.50	10-29-14	—	—	—	—
	4,456	8,152	—	3.50	3-25-15	—	—	—	—
	—	10,000	—	4.93	5-5-16	—	—	—	—

Stock options granted, generally vest over a three year period from the date of grant, annually in arrears and expire in ten years. The exercise price is based upon the fair market value of the common stock as of the date of grant.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Gregory Pusey(1)	$58,846	—	$59,891	—	—	$118,737
Director

Gail Schoettler(2)	—	—	$31,117	—	—	$31,117
Director

Robert Williams(3)	—	—	$30,350	—	—	$30,350
Director

Barry Loder(4)	—	—	$31,117	—	—	$31,117
Director

David Welch(5)	—	—	$—	—	—	$—
Director

(1)	As of December 31, 2006 the director held 96,087 stock options that were granted under our 2004 Stock Incentive Plan.

(2)	As of December 31, 2006 the director held 37,174 stock options that were granted under our 2004 Stock Incentive Plan.

(3)	As of December 31, 2006 the director held 37,000 stock options that were granted under our 2004 Stock Incentive Plan.

(4)	As of December 31, 2006 the director held 37,174 stock options that were granted under our 2004 Stock Incentive Plan.

(5)	As of December 31, 2006 the director held 27,000 stock options that were granted under our 2004 Stock Incentive Plan.

Agreements with Management

        We have entered into employment agreements with our President and Chief Executive Officer, Scott G. Sutton, our Chief Financial Officer, Jeffrey G. McGonegal, our Secretary and Chairman of the board of directors, Gregory Pusey, our Vice President of Engineering, Michael Cox and our Vice President of Finance, Thomas Muenzberg. The employment agreements for Messrs. McGonegal and Pusey have a base term through May 31, 2007 and the remaining agreements expire in December 2008. The following are the base annual salaries for these persons: Scott G. Sutton — $140,000, Jeffrey G. McGonegal — $110,000; Gregory Pusey — $100,000; Michael Cox. — $125,000 and Thomas Muenzberg — $100,000. The employment agreements for Messrs. McGonegal and Pusey provide that each will devote substantial business time to our activities, but do not require that they devote any specific percentage of their time to us. Each agreement provides that our board of directors, based upon recommendations of the Compensation Committee, will create a bonus plan for officers, which will include each of these persons. The terms and objectives of the bonus plan will be determined by our board of directors. Each employment agreement includes provisions for severance generally equivalent to six months’ salary and benefits if the officer’s employment is terminated by us without “cause” or by the officer for “good reason” (as such terms are defined in the employment agreements), or upon the death or disability of the officer. Messrs. McGonegal’s and Pusey’s employment agreements also provide that if the officer is terminated by us without “cause” or by the officer for “good reason,” the officer may elect to continue to be employed by us as a consultant through December 31, 2008 and receive a salary of $500 per month. The officer would then be required to provide only limited services not to exceed two hours per month on an as requested basis. The extended term was included in the agreements to permit each of these officers to maintain employment with us and to continue to qualify for the right to maintain their options to acquire our common stock.

        In addition to the employment agreements with Messrs. Sutton and Cox, (the “Selling Shareholders”) at the closing of the Vizer merger (“Closing”) we entered into an agreement with the Selling Shareholders providing that, at certain times within a defined period after the Closing, the Company shall pay to the Selling Shareholders additional consideration based upon defined criteria (the “Earn Out”). The Earn-Out is subject to acceleration pursuant to the employment agreements between the Company and the Selling Shareholders.

         At Closing the Company also entered into a registration rights agreement with the Selling Shareholders whereby the Selling Shareholders received piggyback registration rights in connection with any underwritten registration of securities of the Company. In addition, in the event of a termination of the employment of Mr. Sutton or Mr. Cox without cause (as defined in their employment agreements), Mr. Sutton or Mr. Cox, as the case may be, shall have the right, exercisable once within six months of the date of termination, to cause the Company to register the shares of common stock of the Company issued to Mr. Sutton and Mr. Cox in connection with the merger (including any shares issued pursuant to the Earn-Out). Mr. Sutton’s registration rights agreement includes the shares of common stock of the Company issued to Mr. Sutton’s wife, Sandy Sutton. All such registration rights are subject to the approval of and cutback or elimination by the Company based upon advice from the Company’s underwriters (based upon market conditions). All shares issued and issuable to Scott and Sandy Sutton in connection with the merger have been and will be issued to the Scott and Sandy Sutton Revocable Trust dated January 31, 2006, for which Scott and his wife Sandy serve as trustees.

        We had an employment agreement with our former President and Chief Executive Officer, Thomas R. Marinelli, which commenced on April 1, 2005 and ended on March 31, 2007. Tom received an annual salary of $120,000. He devoted a majority of his business time to our business activities.

        We had employment agreements providing for base salaries of $125,000 each, with our previous President, Michael Siemens and our previous Executive Vice President, Matthew Siemens having original base terms expiring as of May 31, 2007 and May 31, 2006, respectively. The employment agreements provided for benefits, bonuses, confidentiality, and termination provisions. Each employment agreement included provisions for severance equivalent to six months’ salary and benefits if the officer’s employment was terminated by us without “cause” or by the officer for “good reason” (as such terms are defined in the employment agreements), or upon the death or disability of the officer. Each employment agreement also provides that if the officer is terminated by us without “cause” or by the officer for “good reason,” the officer may elect to continue to be employed by us through December 31, 2008 and receive a salary of $500 per month and be required to provide only limited services not to exceed two hours per month on an as requested basis (“Consulting Basis”). The extended term was included in the agreements to permit each of these officers to maintain employment with us and to continue to qualify for the right to maintain their options to acquire our common stock. During August 2006, Michael Siemens’ employment agreement was terminated and in October 2006, Matthew Siemens’ employment agreement was terminated and both employees elected to continue on a Consulting Basis.

        To accommodate Michael Siemens’ move to Colorado, we provided him with a $1,400 per-month rental allowance until the sale of his former residence in Montana in mid-2005. We also provided him with a moving allowance of $25,000, and paid him deferred salary of $5,333 per month from April 1, 2005 through the closing of our public offering in July 2005. In connection with the termination of Michael Siemens’ full-time employment with the Company and pursuant to the terms of his employment agreement, Mr. Siemens is receiving severance and benefits from the Company in an amount equal to six months of his compensation at the time of termination (which amounts to approximately $60,000). In addition, pursuant to Mr. Siemens’ employment agreement, Mr. Siemens has elected to continue to be employed by the Company as a consultant on a part-time basis through December 31, 2008, in exchange for which he will be paid $500 per month and his options will continue to remain outstanding during such period.

Benefit Plans

2004 Stock Incentive Plan

        We have created our 2004 Stock Incentive Plan (the “Plan”), which authorizes the grant of restricted stock issuances or options to purchase an aggregate of 1,500,000 shares of our common stock. The 837,869 outstanding options were granted pursuant to the Plan with 492,282 exercisable at between $3.50 and $3.85 per share, 258,500 exercisable at between $4.93 and $5.19 per share, 68,500 exercisable at between $5.34 and $6.70 per share and the balance (18,587) exercisable at $18.40 per share.

        The purpose of the Plan is to promote our interests and the interests of our shareholders by providing participants a significant stake in our performance and providing an opportunity for the participants to increase their holdings of our common stock. The Plan is administered by the compensation committee of our board of directors. The compensation committee has the authority to select employees and consultants (which may include directors) to receive awards, to determine the number of shares of common stock covered by awards and to set the terms and conditions of awards. In addition to stock options, we may also offer a participant the right to purchase shares of common stock subject to such restrictions and conditions as the compensation committee may determine at the time of grant. Such conditions may include continued services to us or the achievement of specified performance goals or objectives. No common stock has been issued pursuant to the Plan.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the 2004 Stock Incentive Plan as of December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)

Equity Compensation Plans
Approved by Stockholders	837,869	$4.53	662,131	1,500,000

Equity Compensation Plans
Not Approved by
Stockholders	None	—	—	—

TOTAL	837,869	$4.53	662,131	1,500,000

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

        The following table sets forth as of April 27, 2007 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our director and executive officers; and (iii) all of our executive officers and directors as a group.

        Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

        Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of April 27, 2007 we had 5,582,820 shares of common stock outstanding. Unless otherwise indicated, the address of each individual named below is the address of the Company, 10855 Dover St., Suite 1000, Westminster, CO 80021-3936.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Executive Officers and Directors
Scott G. Sutton (1)	703,942	12.6%
Thomas R. Marinelli (2)	127,306	2.2%
Gregory Pusey (3)	539,050	9.3%
Jeffrey G. McGonegal (4)	97,033	1.7%
Barry C. Loder (5)	21,450	.4%
Gail Schoettler (6)	21,450	.4%
Robert J. Williams (7)	16,999	.3%
David E. Welch (8)	—	.0%
All executive officers and directors as a group (eight persons) (9)	1,624,334	27.0%

5% Stockholders
Vision Opportunity Master Fund, Ltd. (10)	3,300,000	37.9%
The Peierls Foundation, Inc. (11)	1,286,024	23.0%

(1)	Includes 25,000 shares issuable upon the exercise of stock options. It does not include stock options to purchase 50,000 shares which are exercisable in annual installments commencing February 2008.

(2)	Includes 16,304 shares which may be acquired by exercise of outstanding warrants. Includes 76,901 shares issuable upon the exercise of stock options. It does not include stock options to purchase 13,587 shares which are exercisable in March 2008 and 17,934 shares which are exercisable in installments commencing March 2008.

(3)	Includes 14,000 shares which may be acquired upon the conversion of convertible preferred stock and 3,431 shares which may be acquired upon exercise of outstanding warrants. Includes 50,144 shares issuable upon the exercise of stock options. Also includes 83,988 common shares, 17,500 shares which may be acquired upon the conversion of convertible preferred stock and 52,500 shares issuable upon the exercise of warrants, owned by his wife and daughter. It does not include stock options to purchase 27,174 shares which are exercisable in installments, commencing in October 2007, options to purchase 5,435 shares which are exercisable in installments, commencing in March 2008 and options to purchase 13,334 shares which are exercisable in installments, commencing in May 2008. Includes 5,435 common shares and 5,000 shares which may be acquired upon the exercise of outstanding warrants owned by Cambridge Holdings, Ltd. of which he disclaims beneficial ownership. Mr. Pusey is the president, principal shareholder and a director of Cambridge Holdings, Ltd.

(4)	Includes 1,087 shares owned by the McGonegal Family Partnership, of which he disclaims beneficial ownership. Includes 53,098 shares issuable upon the exercise of stock options. It does not include stock options to purchase 40,761 shares which are exercisable in installments, commencing in October 2007, options to purchase 1,359 shares which are exercisable in March 2008 and options to purchase 5,000 shares which are exercisable in installments commencing May 2008.

(5)	Includes 21,450 shares issuable upon the exercise of outstanding options. Does not include stock options to purchase 9,057 shares which are exercisable in installments, commencing in March 2008 and 6,667 shares which are exercisable in installments, commencing in March 2008.

(6)	Includes 21,450 shares issuable upon the exercise of outstanding options. Does not include stock options to purchase 9,057 shares which are exercisable in installments, commencing in March 2008 and 6,667 shares which are exercisable in installments, commencing in March 2008.

(7)	Includes 16,999 shares issuable upon the exercise of stock options. Does not include stock options to purchase 20,001 shares which are exercisable in installments commencing in March 2008.

(8)	Does not include stock options to purchase 27,000 shares which are exercisable in installments commencing in December 2007.

(9)	Includes footnotes 1 to 8.

(10)	Includes 648,000 shares which may be acquired upon the conversion of convertible preferred stock and 2,480,000 shares which may be acquired upon exercise of outstanding warrants. Does not include 1,166,667 shares that are issuable under notes that are convertible into shares of common stock following approval be SWAT’s shareholders. Does not include warrants to acquire 2,916,667 shares of common stock that are not exercisable until September 2007. Under the terms of the investment agreements with the Company except under certain defined conditions, the investor is precluded from owning more than 9.99% of the Company’s common stock at any time.

(11)	Includes 8,152 shares which may be acquired upon exercise of outstanding warrants. Does not include 183,700 shares that are issuable under notes that are convertible into shares of common stock following approval be SWAT's shareholders. Does not include warrants to acquire 459,250 shares of common stock that are not exercisable until September 2007. Includes 235,555 shares beneficially owned by E. Jeffrey Peierls, but does not include warrants to acquire 130,750 shares of common stock that are not exercisable until September 2007 and does not include 52,300 shares that are issuable under notes that are convertible into shares of common stock following approval be SWAT's shareholders. Includes 177,027 shares beneficially owned by Brian Eliot Peierls, E. Jeffrey Peierls, brother. Includes 126,537 shares owned beneficially by the U.D. Ethel F. Peierls Charitable Lead Unitrust.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During August 2006, Gregory Pusey, members of his family and Cambridge Holdings, Ltd., an affiliated entity, exercised a total of 6,522 warrants they held at an exercise price of $1.66 each and were issued a total of 10,827 shares of common stock.

         In October 2006, we conducted a private placement of common share units and promissory note units pursuant to which Gregory Pusey and members of his family purchased 35,000 promissory note units for a total purchase price of $122,500. The units consisted of 5.13% promissory notes convertible into shares of our Series A Preferred Stock and warrants convertible into 105,000 shares of our common stock. The promissory notes converted into 35,000 shares plus shares representing accrued interest of our Series A Preferred Stock upon shareholder approval of such conversion on December 28, 2006. The Series A Preferred Stock is convertible into 35,000 shares of our common stock at any time upon the election of the holder.

         In December 2006, we issued 678,942 common shares to the Scott and Sandy Sutton Revocable Trust dated January 31, 2006, for which Scott and his wife Sandy serve as trustees, as consideration in connection with the Vizer merger. The merger agreement also contains an earn-out provision whereby, subject to achieving certain conditions, up to an additional 480,000 common shares may be issued to the trust. Prior to the Closing of the Vizer merger we had advanced approximately $1,000,000 in cash under a 4% note as provided in the merger agreement, to Vizer that was guaranteed by Scott G. Sutton, which guarantee terminated as of Closing.

        During March 2007, E. Jeffrey Peierls and certain family members and affiliates, exercised a total of 12,229 warrants they held at an exercise price of $1.66 each and were issued a total of 12,229 shares of common stock.

        In March 2007, we conducted a private placement of promissory note units pursuant to which E. Jeffrey Peierls and certain family members and affiliates (including The Peierls Foundation, Inc., which purchased 183,700 of the total units) purchased 333,300 promissory note units for a total purchase price of $999,900. The units consisted of promissory notes convertible into 183,700 shares of our common stock and warrants convertible into 551,100 shares of our common stock.

        In November and December 2004, we borrowed an aggregate of $105,000 from the following principal stockholders in the amounts indicated: Gregory Pusey – $36,000; Brian E. Peierls — $27,000; and E. Jeffrey Peierls — $42,000. The notes provided for interest at a rate of 8.0% per annum and were paid in full in January 2005.

        During 2003 and 2004, we raised funds pursuant to convertible note and warrant offerings. The following officers, directors and 5% or greater shareholders participated in the offerings in the amounts indicated: Michael Siemens and members of his family —$21,015; Gregory Pusey and members of his family — $113,028; Jeffrey McGonegal —$14,010; Thomas Marinelli — $114,400; Cambridge Holdings, Ltd. — $425,139; E. Jeffrey Peierls — $230,050; Brian E. Peierls — $149,030; The Peierls Foundation, Inc. — $585,175; and U.D. Ethel F. Peierls Charitable Lead Unitrust — $117,025. Gregory Pusey and Jeffrey McGonegal are officers and directors of Cambridge Holdings, Ltd., and Gregory Pusey, Jeffrey Peierls and Brian E. Peierls are principal shareholders of Cambridge. We have no other relationship with Cambridge. In connection with those offerings, we issued convertible notes and warrants. The notes in these offerings, including the notes to these persons, were converted into our common stock concurrent with the Company’s July 2005 public offering at the conversion rates specified in the notes which range from $.64 per share to $1.84 per share. The shareholdings of these persons are reflected in the “Principal Shareholders” section.

        In connection with these offerings, we issued warrants to purchase shares of our common stock in the following amounts: Michael Siemens and members of his family – 1,632; Gregory Pusey and members of his family –8,190; Jeffrey McGonegal – 1,087; Thomas Marinelli – 16,305; Cambridge Holdings, Ltd. – 16,852; E. Jeffrey Peierls –7,065; Brian E. Peierls – 4,348; The Peierls Foundation, Inc. – 24,457; and U.D. Ethel F. Peierls Charitable Lead Unitrust – 6,794. Warrants to purchase common stock at an exercise price of $.035 per share were exercised prior to the Company’s July 2005 public offering in the following amounts: Michael Siemens and members of his family – 1,632; Gregory Pusey and members of his family – 4,673; Jeffrey McGonegal – 1,087; Cambridge Holdings, Ltd. – 11,417; E. Jeffrey Peierls – 5,435; Brian E. Peierls –3,261; The Peierls Foundation, Inc. – 19,022; and U.D. Ethel F. Peierls Charitable Lead Unitrust – 2,718.

        We have entered into employment agreements with certain of our officers and directors as described in the section entitled “Executive Compensation.”

ITEM 13.   EXHIBITS.

Exhibit Index

Number	Description

3.1	Articles of Incorporation (8)
3.2	Amendment to Articles of Incorporation (8)
3.3	Articles of Amendment (10)
3.4	Amended and Restated Bylaws (8)
4.1	Specimen Stock Certificate (8)
4.2	Certificate of Designation of the Preferences, Rights, Limitations, Qualifications & Restrictions of the Series A Convertible Preferred Stock of A4S Security, Inc. (4)
4.3	Certificate of Amendment to the Certificate of Designation of the preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of Security with Advanced Technology, Inc. (f/k/a A4S Security, Inc.) (7)
4.4	Form of October 2006 Convertible Promissory Note (4)
4.5	Form of March and April 2007 Convertible Promissory Note (7)
4.6	Form of Warrant "A" to Purchase Shares of Common Stock at an exercise price of $4.75 per share (4)
4.7	Form of Warrant "B" to Purchase Shares of Common Stock at an exercise price of $5.00 per share (7)
4.8	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into June 2005 and Warrant Certificate (8)
4.9	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into September 29, 2006 and Warrant Certificate(4)
4.10	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into March 26, 2007 and Warrant Certificate (7)
4.11	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into April 12, 2007 and Warrant Certificate (10)
10.1	Employment Agreement between A4S Technologies, Inc. and Michael Siemens dated March 25, 2005 (8)
10.2	First Amendment to Employment Agreement between A4S Security, Inc. and Michael Siemens dated June 22, 2006 (2)
10.3	Employment Agreement between A4S Technologies, Inc. and Thomas R. Marinelli dated March 25, 2005 (8)

10.4	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005 (8)
10.5	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 (8)
10.6	Amended and Restated Employment Agreement between A4S Technologies, Inc. and Matthew Siemens dated as of March 25, 2005 (8)
10.7	First Amendment to Employment Agreement between Security With Advanced Technology, Inc. and Matthew Siemens, dated October 11, 2006 (5)
10.8	Employment Agreement between Security With Advanced Technology, Inc. and Scott G. Sutton dated as of December 31, 2006 (10)
10.9	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended (8)
10.10	Securities Purchase Agreement entered into September 29, 2006 by and between A4S Security, Inc. and the investors set forth on Schedule I thereto (4)
10.11	Securities Purchase Agreement entered into March 26, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (7)
10.12	Securities Purchase Agreement entered into April 12, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (10)
10.13	Form of Subscription Agreement and Letter of Investment Intent (4)
10.14	Registration Rights Agreement entered into as of September 29, 2006 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.15	First Amendment to Registration Rights Agreement dated December 15, 2006 by and among Security with Advanced Technology and the investors signatory thereto (6)
10.16	Registration Rights Agreement entered into as of March 26, 2007 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.17	Registration Rights Agreement entered into as of April 12, 2007 by and among A4S Security, Inc. and the investors signatory thereto (10)
10.18	Consulting Agreement by and among A4S Technologies, Inc., Newbridge Securities Corporation and Bathgate Capital Partners, LLC (8)
10.19	Plan of Merger by and among A4S Security, Inc., Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Sandy Sutton, Scott G. Sutton and Michael Cox, dated September 3, 2006 (9)
10.20	Lease Agreement between A4S Technologies, Inc. and Diedrichs Family Partnership, LLLP (8)
10.22	Financing Terms Agreement, dated April 12, 2005 (8)
10.23	Code of Ethics (8)
23.1	Consent of GHP Horwath, P.C. (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (1)
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002 (1)
99.1	Audit Committee Charter (8)
99.2	Compensation Committee Charter (8)
99.3	Nominating and Corporate Governance Committee Charter (8)
99.4	Code of Business Conduct and Ethics (8)

(1)	Filed herewith.
(2)	Incorporated by reference to the Form 8-K filed on June 22, 2006.
(3)	Incorporated by reference to the Form 8-K filed on September 5, 2006
(4)	Incorporated by reference to the Form 8-K filed on October 3, 2006.
(5)	Incorporated by reference to the Form 8-K filed on October 17, 2006.
(6)	Incorporated by reference to the Registration Statement on Form S-3 filed on January 11, 2007.
(7)	Incorporated by reference to the Form 8-K filed on March 27, 2007.
(8)	Incorporated by reference to the Registration Statement on Form SB-2 (333-124238).
(9)	Incorporated by reference to the Definitive Proxy Statement filed on November 30, 2006.
(10)	Incorporated by reference to the Form 10-KSB filed on April 17, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2006 and 2005, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	Years Ended December 31,
	2006	2005

Audit Fees	$98,000	$70,800
Audit Related Fees	0	0
Tax Related Fees	0	0
All Other Fees	5,300	7,700

Audit fees in 2006 and 2005 relate to the financial statement audits, the quarterly reviews and assistance with the filing of our registration statement on Form S-3 in connection with our October 2006 private placement and the filing of our registration statement on Form S-8. All of the services performed by the independent accountant were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

Tax related fees in 2006 and 2005 relate to preparation of the Company corporate federal and state tax returns.

Pre-Approval Policies and Procedures

The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2007	SECURITY WITH ADVANCED TECHNOLOGY, INC. (f\k\a - A4S SECURITY, INC.), A Colorado Corporation (Registrant) By: /s/ Scott Sutton Scott Sutton Its: President and Chief Executive Officer

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
       Chief Financial Officer (Principal Financial Officer)

By: /s/ Gregory Pusey
       Gregory Pusey
       Chairman of the Board of Directors and Director

By: /s/ Thomas R. Marinelli
       Thomas R. Marinelli
       Director

By: /s/ Gail Schoettler
       Gail Schoettler
       Director

By: /s/ Robert J. Williams
       Robert J. Williams
       Director

By: /s/ David Welch
       David Welch
Director	April 30, 2007 April 30, 2007 April 30, 2007 April 30, 2007 April 30, 2007 April 30, 2007 April 30, 2007

Exhibit Index

Number	Description

3.1	Articles of Incorporation (8)
3.2	Amendment to Articles of Incorporation (8)
3.3	Articles of Amendment (10)
3.4	Amended and Restated Bylaws (8)
4.1	Specimen Stock Certificate (8)
4.2	Certificate of Designation of the Preferences, Rights, Limitations, Qualifications & Restrictions of the Series A Convertible Preferred Stock of A4S Security, Inc. (4)
4.3	Certificate of Amendment to the Certificate of Designation of the preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of Security with Advanced Technology, Inc. (f/k/a A4S Security, Inc.) (7)
4.4	Form of October 2006 Convertible Promissory Note (4)
4.5	Form of March and April 2007 Convertible Promissory Note (7)
4.6	Form of Warrant "A" to Purchase Shares of Common Stock at an exercise price of $4.75 per share (4)
4.7	Form of Warrant "B" to Purchase Shares of Common Stock at an exercise price of $5.00 per share (7)
4.8	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into June 2005 and Warrant Certificate (8)
4.9	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into September 29, 2006 and Warrant Certificate(4)
4.10	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into March 26, 2007 and Warrant Certificate (7)
4.11	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into April 12, 2007 and Warrant Certificate (10)
10.1	Employment Agreement between A4S Technologies, Inc. and Michael Siemens dated March 25, 2005 (8)
10.2	First Amendment to Employment Agreement between A4S Security, Inc. and Michael Siemens dated June 22, 2006 (2)
10.3	Employment Agreement between A4S Technologies, Inc. and Thomas R. Marinelli dated March 25, 2005 (8)

10.4	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005 (8)
10.5	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 (8)
10.6	Amended and Restated Employment Agreement between A4S Technologies, Inc. and Matthew Siemens dated as of March 25, 2005 (8)
10.7	First Amendment to Employment Agreement between Security With Advanced Technology, Inc. and Matthew Siemens, dated October 11, 2006 (5)
10.8	Employment Agreement between Security With Advanced Technology, Inc. and Scott G. Sutton dated as of December 31, 2006 (10)
10.9	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended (8)
10.10	Securities Purchase Agreement entered into September 29, 2006 by and between A4S Security, Inc. and the investors set forth on Schedule I thereto (4)
10.11	Securities Purchase Agreement entered into March 26, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (7)
10.12	Securities Purchase Agreement entered into April 12, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (10)
10.13	Form of Subscription Agreement and Letter of Investment Intent (4)
10.14	Registration Rights Agreement entered into as of September 29, 2006 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.15	First Amendment to Registration Rights Agreement dated December 15, 2006 by and among Security with Advanced Technology and the investors signatory thereto (6)
10.16	Registration Rights Agreement entered into as of March 26, 2007 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.17	Registration Rights Agreement entered into as of April 12, 2007 by and among A4S Security, Inc. and the investors signatory thereto (10)
10.18	Consulting Agreement by and among A4S Technologies, Inc., Newbridge Securities Corporation and Bathgate Capital Partners, LLC (8)
10.19	Plan of Merger by and among A4S Security, Inc., Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Sandy Sutton, Scott G. Sutton and Michael Cox, dated September 3, 2006 (9)
10.20	Lease Agreement between A4S Technologies, Inc. and Diedrichs Family Partnership, LLLP (8)
10.22	Financing Terms Agreement, dated April 12, 2005 (8)
10.23	Code of Ethics (8)
23.1	Consent of GHP Horwath, P.C. (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (1)
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002 (1)
99.1	Audit Committee Charter (8)
99.2	Compensation Committee Charter (8)
99.3	Nominating and Corporate Governance Committee Charter (8)
99.4	Code of Business Conduct and Ethics (8)

(1)	Filed herewith.
(2)	Incorporated by reference to the Form 8-K filed on June 22, 2006.
(3)	Incorporated by reference to the Form 8-K filed on September 5, 2006
(4)	Incorporated by reference to the Form 8-K filed on October 3, 2006.
(5)	Incorporated by reference to the Form 8-K filed on October 17, 2006.
(6)	Incorporated by reference to the Registration Statement on Form S-3 filed on January 11, 2007.
(7)	Incorporated by reference to the Form 8-K filed on March 27, 2007.
(8)	Incorporated by reference to the Registration Statement on Form SB-2 (333-124238).
(9)	Incorporated by reference to the Definitive Proxy Statement filed on November 30, 2006.
(10)	Incorporated by reference to the Form 10-KSB filed on April 17, 2007.