Form 10QSB
period 2007-03-31
Security With Advanced Technology, Inc.
filed 2007-05-15
CIK 1216199

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32566

SECURITY WITH ADVANCED TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-1978398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10855 Dover Street, Suite 1000, Westminster, Colorado 80021-3936
(Address of principal executive offices) (Zip Code)

(303) 439-0372
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

The number of shares of no par value common stock outstanding as of May 11, 2007, was 5,978,406.

Transitional Small Business Disclosure Format (Check one):    Yes   [    ]     No   [X]

SECURITY WITH ADVANCED TECHNOLOGY, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Consolidated Financial Statements

Consolidated Balance Sheet as of March 31, 2007	3

Consolidated Statements of Operations For the Three
Month Periods Ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows For the Three
Months Ended March 31, 2007 and 2006	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis	13

Item 3. Controls and Procedures	17

PART II - Other Information

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matter to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I-- FINANCIAL INFORMATION

Security With Advanced Technology, Inc.
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$5,379,993
Short-term investments	251,637
Trade accounts receivable, net of a $4,400 allowance	182,326
Inventories (Note 2)	1,076,289
Prepaid expenses and other current assets	611,758

Total current assets	7,502,003

Property and equipment, net (Note 3)	254,572

Intangible and other asset (Notes 4)	4,958,579

Total assets	$12,715,154

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$857,422
Accrued expenses	212,416
Deferred revenues	640,295
Convertible notes, net of unamortized fair value assigned to beneficial
conversion feature and warrants of $5,061,605 (Note 5)	138,295
Line of credit	48,232
Current portion of long-term debt	8,000

Total current liabilities	1,904,660

Long-term debt, net of current portion	63,104

Total liabilities	1,967,764

Commitments and contingencies (Notes 8)

Stockholders' equity (Notes 6 and 8):
Preferred stock, no par value, 5,000,000 shares authorized;
709,184 Series A shares issued and outstanding	2,482,146
Common stock, no par value, 30,000,000 shares authorized;
5,582,820 shares issued and outstanding	29,045,736
Accumulated deficit	(20,780,492)

Total stockholders' equity	10,747,390

Total liabilities and stockholders' equity	$12,715,154

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Statements of Operations
Three month periods ended March 31,
(Unaudited)

	2007	2006
Net sales (Note 7)	$152,320	$212,835
Cost of sales	261,556	206,984

Gross profit (loss)	(109,236)	5,851

Operating expenses:
Selling, general and administrative (includes $1,103,815 and $99,675 of
non-cash stock-based compensation, respectively)	2,518,243	937,487
Research and development	491,518	228,435

Total operating expenses	3,009,761	1,165,922

Operating loss	(3,118,997)	(1,160,071)

Other income (expense):
Interest expense	(4,692)	(213)
Interest expense, non-cash (Includes $138,295 in contingent
beneficial conversion feature) (Note 5)	(142,550)	—
Interest income	33,867	38,188
Other	4,883	(1,462)

Total other expense	(108,492)	36,513

Net loss	$(3,227,489)	$(1,123,558)

Basic and diluted net loss per share	$(0.58)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	5,571,270	3,961,441

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Consolidated Statements of Cash Flows
Three Month Periods Ended March 31, (Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(3,227,489)	$(1,123,558)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	1,103,815	99,675
Depreciation and amortization	20,390	20,325
Amortization of interest on convertible debt	142,550	—
(Increase) decrease in:
Accounts receivable	(76,646)	(66,717)
Inventories	(264,289)	(328,502)
Prepaid expenses and other assets	(522,646)	2,782
Increase (decrease) in:
Accounts payable	186,560	(112,701)
Accrued liabilities and deferred revenue	365,246	(38,842)

Net cash used by operating activities	(2,272,509)	(1,547,538)

Cash flows from investing activities:
Sale of short term investments	1,748,363	—
Purchases of property and equipment	(73,566)	(23,732)
Purchase of intangibles and other assets	(12,568)	(43,498)

Net cash provided (used) by investing activities	1,662,229	(67,230)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	5,199,900	—
Payment of deferred financing costs	(160,000)	—
Repayment of bridge loans	—	—
Repayment of installment obligations	(4,576)	(1,446)
Proceeds from issuance of common stock	20,299	—

Net cash provided (used) by financing activities	5,055,623	(1,446)

Net increase (decrease) in cash and cash equivalents	4,445,343	(1,616,214)

Cash and cash equivalents at beginning of period	934,650	4,665,955

Cash and cash equivalents at end of period	$5,379,993	$3,049,741

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,700	$214

See Accompanying Notes to Unaudited Condensed Financial Statements.

Security With Advanced Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Security With Advanced Technology, Inc. (the “Company” or “SWAT”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2007, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-KSB filed with the SEC for the year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily an indication of operating results for the full year. Certain amounts in the 2006 interim financial statements have been reclassified to conform to the 2007 presentation.

1.	Going concern, management’s plans, accounting policy and recent accounting pronouncements:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $3,227,489 and $2,272,509, respectively, for the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company closed on a financing of $5,199,900.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations into 2007. While we expect the recent acquisitions to help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. During April 2007, the Company closed on additional financing of $800,000. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2007 including the following:

1.	Aggressively pursue additional fund raising activities in 2007 in addition to the approximate $6.0 million that has been received in 2007 from the Company’s convertible debt offering;

2.	Continue to advance development of the Company’s products, particularly the Avurt launcher, to begin selling such products in 2007, thereby generating cash flow from such sales;

3.	Work to complete the re-design of the ShiftWatch TVS™ 300 product to complete the in-process installations and open orders thereby recognizing such revenues and generating cash flow from such sales;

4.	Contingent upon the Company’s ability to re-design the ShiftWatch TVS 300 product and the level of sales of such production in 2007, if any, explore alternative revenue sources from licensing or partnering opportunities for the TVS 300 product; and

5.	Continue to monitor and implement cost control initiatives to conserve cash.

Recently issued accounting pronouncements:

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003, and state tax examinations for years before 2002. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

Loss per share

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Convertible notes, preferred shares, stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 15,211,000 shares at March 31, 2007 and approximately 2,215,000 shares at March 31, 2006) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

2.	Inventories:

As of March 31, 2007, total inventories consisted of:
Finished products for resale	$280,584
Work-in-process	$601,804
Raw materials and components	193,901

Total inventories	$1,076,289

3.	Property and Equipment:

Property and equipment at March 31, 2007, consisted of the following:
Computer equipment and software	$229,864
Office equipment and improvements	189,170
Demonstration vehicles	29,675

448,709
Less accumulated depreciation	194,137

Property and equipment, net	$254,572

4.	Intangible and other assets:

Intangible and other assets consisted of the following at March 31, 2007:

Intangible asset acquired in acquisition	$4,615,135
Patent and trademark applications	184,009
Deferred financing costs, net of $4,255 of amortization	155,745
Deposits and other	3,690

$4,958,579

The Company is in the process of allocating the fair value of the intangible assets acquired in the acquisition of Vizer that was effective as of December 31, 2006. The final determination and allocation of fair value is estimated to be completed prior to the first anniversary of the acquisition. The determination of fair value will be made by management as they deem appropriate based upon various means.

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company will amortize these costs over the shorter of the legal life of the patent or its estimated economic life.

5.	Convertible Notes Payable and Credit Arrangements:

Convertible notes payable:

On March 26, 2007 the Company completed a $5,199,900 private placement of unregistered securities consisting of 1,733,300 convertible promissory note units (“Note Units”) at $3.00 per unit with each Note Unit consisting of a 5.1% per annum Convertible Promissory Note (“Note”) due September 30, 2007, unless earlier converted, and three warrants (“Investor Warrants”). At March 31, 2007 $5,199,900 was outstanding on the Notes, which are recorded on the accompanying consolidated balance sheet, net of the remaining $5,061,605 unamortized discount, which was recorded based on the estimated fair value assigned to the beneficial conversion feature and warrants. The Company has ascribed a value of $3,293,904 to the Investor Warrants, which is recorded as a discount to notes payable on the accompanying consolidated balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: Risk-free interest rate of 4.8%; expected life of the life of the warrants; expected volatility of 74.3%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,905,996 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable on the accompanying consolidated balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of EITF Issue No. 98-5,“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios”, and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instrument” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is being amortized to expense of the life of the convertible notes or upon earlier conversion using the effective interest method. During the three month period ended March 31, 2007, the Company amortized to interest expense $138,295, of the loan discount. The balance due under the convertible notes is shown net of the remaining $5,061,605 unamortized discount on the accompanying consolidated balance sheet. Each $3.00 of principal (plus interest) due under the Notes will automatically be converted into one share of SWAT’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon shareholder approval of such conversion. Approval for the conversion right is planned to be sought at SWAT’s 2007 annual meeting of shareholders expected to be held during the second quarter of 2007. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of common stock for each share of Series A Preferred Stock owned. The Company issued a total of 1,733,300 of Warrant “A”, 866,650 of Warrant “B” and 1,733,300 of Warrant “SWATW”.

Investor Warrants consist of three separate warrants with the following terms: Warrant “A” is exercisable at $4.75 per share and expires four years from closing; Warrant “B” is exercisable at $5.00 per share and expires four years from closing; and Warrant “SWATW”‘s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the common stock of $13.50 per share. All warrants shall be exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. Substantially all of the proceeds received in the offering were allocated to the value of the Investor Warrants and the beneficial conversion feature of the Notes. This will result in $5,199,900 of additional interest expense being recorded in 2007 over the six-month life of the Notes.

The Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the shares of common stock underlying the Note Units and the Investor Warrants under terms specified in the registration rights agreement. The registration statement also provides for registration of the new SWATW Warrants, the Warrant “A” and the Warrant “B” rights. Failure to file the registration statement or failure to get the registration statement effective as defined in the agreements would require SWAT to pay each investor a penalty fee in cash equal to 2% per month up to a maximum of 10% of their investment.

The purpose of the private placement was to raise funds to support the acquisitions of Vizer and Avurt and for ongoing product development and for working capital and general corporate purposes. The offering was conducted in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated there-under. No placement agent was used in the offering.

Credit arrangements:

The Company’s subsidiary has a line of credit totaling $50,000 of which $48,232 is currently outstanding. Advances under the line are made based on the available balance of the line, which matures in May 2011 and bears interest at the prime rate plus 3.25%. The line of credit is collateralized by business assets and is personally guaranteed by the Company’s president.

In connection with a supply agreement, the Company’s bank has issued a $100,000 letter of credit on behalf of the Company to the supplier, against future purchases.

6.	Stockholders’ equity:

Common stock transactions:

On March 26, 2007, the holders of 12,229 warrants to acquire a like number of the Company’s common stock, elected to exercise the warrants at the exercise price of $1.66 per share. This generated proceeds to the Company of $20,299.

During the three months ended March 31, 2007, a total of $5,199,900 received in the private placement of unregistered securities was allocated to the value of the Investor Warrants and the beneficial conversion feature of the Notes, as part of the offering. This amount will be recognized as additional interest expense over the life of the Notes.

Stock-based compensation:

SWAT currently provides stock-based compensation to employees and directors, under the Company’s 2004 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. Stock options granted under this plan generally vest over three to four years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. During the three months ended March 31, 2007 and 2006, SWAT recorded share-based compensation expense related to stock options resulting in non-cash expenses of $1,103,815 and $99,675, respectively.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2007 and 2006:

	2007	2006
Expected term	10 years	5-10 years
Volatility	76%	116%
Risk-free interest rate	4.8%	4.2%
Dividend yield	0%	0%
Forfeitures	5%	5%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of SWAT’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents SWAT’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

A summary of stock option activity of options to employees and directors for the three months ended March 31, 2007, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	837,869	$4.53		$
Granted	692,000	4.83
Exercised	—
Forfeited	(3,500)	4.93

Outstanding at March 31, 2007	1,526,369	$4.66	8.5		$287,000

Exercisable at March 31, 2007	561,884	$4.76	7.9		$153,000

Based upon the Company's experience approximately 95% of the above stock options are expected to vest in the future, under their terms.

During the three months ended March 31, 2007, options to purchase 692,000 shares of common stock were granted under the Plan to employees, officers and directors. The options are subject to vesting provisions, are exercisable at a weighted average of $4.83 per share, and expire in ten years. During the three months ended March 31, 2007, 3,500 options to acquire shares of common stock were cancelled due to forfeitures.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $3.96 and $0.75, respectively. The total fair value of stock options granted to employees that vested during the three months ended March 31, 2007 and 2006 was $1,131,000 and $106,700, respectively. During three months ended March 31, 2007 and 2006, no employee stock options were exercised.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2007.

A summary of the status of the Company’s non-vested options to acquire common stock granted to employees, officers and directors and changes during the period ended March 31, 2007 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	582,901	$4.39	$2.36
Granted	692,000	4.83	3.96
Vested	(306,916)	4.69	3.69
Forfeited	(3,500)	4.93	3.55

Nonvested at March 31, 2007	964,485	$4.61	$3.08

As of March 31, 2007, the Company had approximately $2,839,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately two years.

7.	Industry Segments and Customer Concentration:

Industry Segments

As a result of the Vizer merger that was completed as of December 31, 2006, the Company now operates in business segments that are divided into three distinct business reporting units. The first business unit, called “Division X”, includes the operations of Avurt and Veritas Tactical, which distributes and produces non-lethal personal protection devices and compliance products and creates innovative training systems and tools to increase the quality of training worldwide for law enforcement, militaries, both private and government, and civilians. The second business unit operates within the “Technology Division” and includes the operations of Vizer, which specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems. The third business unit operates within the “Technology Division” and includes the operations of ShiftWatch™ which is a product line of mobile digital video surveillance solutions for public transportation. All of the industry segments are located at the Company’s headquarters in Westminster, Colorado. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. No industry segment information is reported prior to the December 31, 2006 Vizer merger as previously the Company operated in one business; the ShiftWatch unit. Selected financial information from the Company’s business segments is as follows:

Three months ended March 31, 2007	Division X	Vizer	ShiftWatch	Corporate Overhead	Totals
Net sales	$12,258	$48,004	$92,058	$—	$152,320

Gross profit (loss)	5,329	(23,501)	(91,064)	—	(109,236)

Operating loss	(832,169)	(125,097)	(446,893)	(1,714,838)	(3,118,997)

Interest expense	—	4,670	22	142,550	147,242

Net loss	(832,219)	(127,367)	(442,943)	(1,824,960)	(3,227,489)

Depreciation	—	900	9,750	9,740	20,390

Capital expenditures	—	50,803	10,755	12,008	73,566

Identifiable assets	2,905,894	2,484,254	1,345,672	5,979,334	12,715,154

Customer Concentration

As of March 31, 2007, four customers comprised 40%, 16%, 14% and 12% of the outstanding net accounts receivable balance. For the three-month period ended March 31, 2007, two customers accounted for 40% and 15% of net sales and for the three-month period ended March 31, 2006, one customer accounted for 51% of net sales.

8.	Subsequent Events:

Private Offering of Securities:

On April 12, 2007 the Company completed an $800,000 private placement of unregistered securities consisting of 266,667 convertible promissory note units (“April Note Units”) at $3.00 per unit with each April Note Unit consisting of a 5.1% per annum Convertible Promissory Note (“April Note”) due September 30, 2007, unless earlier converted, and two warrants (“April Investor Warrants”). Each $3.00 of principal (plus interest) due under the April Notes will automatically be converted into one share of SWAT’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon shareholder approval of such conversion. Approval for the conversion right is planned to be sought at SWAT’s 2007 annual meeting of shareholders expected to be held during the second quarter of 2007. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of common stock for each share of Series A Preferred Stock owned. The Company issued a total of 266,667 of Warrant “A” and 266,667 of Warrant “SWATW”.

April Investor Warrants consist of two separate warrants with the following terms: Warrant “A” is exercisable at $4.75 per share and expires four years from closing; and Warrant “SWATW”‘s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the common stock of $13.50 per share. All warrants shall be exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. As required under Generally Accepted Accounting Principles a portion of the proceeds received in the offering will be allocated to the value of the warrants. This will result in an estimated $800,000 in additional interest expense being recorded in 2007 over the life of the April Notes.

The Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the shares of Common Stock underlying the April Note Units under terms as specified in the registration rights agreement. The registration statement also provides for registration of the new SWATW Warrants, and the Warrant “A”rights. Failure to file the registration statement or failure to get the registration statement as defined in the agreements would require SWAT to pay each investor a penalty fee in cash equal to 2% per month up to a maximum of 10% of their investment.

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

Series A Preferred Stock Conversion:

During May 2007, the holders of 395,586 shares of Series A Preferred Stock converted such shares into 395,586 shares of the Company’s common stock as provided under the terms of the Series A Preferred Stock.

Legal action:

On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against the Company, Vizer and Avurt. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non-Disclosure Agreement between Vizer and PTI. PTI is seeking (a) damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. While the complaint has only recently been served, based upon a preliminary review of the action, we believe that PTI’s claims are without merit. The Company intends to vigorously defend this matter, including exploring all legal rights and remedies available to it to protect the Company’s products, technology and brand, such as counterclaims against PTI, if appropriate. To date, no action has been taken to respond to this matter.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

        Effective as of December 31, 2006, we completed the acquisition of Vizer Group, Inc. (Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc. (“Avurt”). As consideration, we issued Vizer’s shareholders 754,380 shares of SWAT newly-issued, restricted common stock. Up to an additional 533,333 shares of our restricted common stock are issuable subject to the terms of an earn-out provision contingent upon the achievement of specified future revenue and operating thresholds. Since the acquisition was completed effective as of December 31, 2006, our consolidated financial statements reflect acquisition on the consolidated balance sheet and our statements of operations and cash flows for the three months ended March 31, 2007, while the statements of operations and cash flows for the three months ended March 31, 2006 do not include any results of the acquired companies.

        Prior to the late 2006 acquisition of Vizer, we marketed high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. We had one principal customer, Kansas City Area Transit Authority, or KCATA, which accounted for a majority of our sales through 2006.

Results of Operations

        In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $3,227,489 and $2,272,509, respectively, for the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company closed on a financing of $5,199,900.

        These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations into 2007. While we expect the recent acquisitions to help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. During April 2007, the Company closed on additional financing of $800,000. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2007 including the following:

1.	Aggressively pursue additional fund raising activities in 2007 in addition to the approximate $6.0 million that has been received in 2007 from the Company's convertible debt offering;

2.	Continue to advance development of the Company's products, particularly the Avurt launcher, to begin selling such products in 2007, thereby generating cash flow from such sales;

3.	Work to complete the re-design of the ShiftWatch TVS 300 product to complete the in-process installations and open orders thereby recognizing such revenues and generating cash flow from such sales;

4.	Contingent upon the Company's ability to re-design the ShiftWatch TVS™ 300 product and the level of sales of such production in 2007, if any, explore alternative revenue sources from licensing or partnering opportunities for the TVS 300 product; and

5.	Continue to monitor and implement cost control initiatives to conserve cash.

        Due to the performance problems and product failures primarily associated with the late 2006 release of the ShiftWatch TVS 300 product, significant 2006 and interim 2007 product and installation revenues from ongoing contracts have been deferred as of March 31, 2007 pending successful reconfiguration and installation of the product. Approximately $640,000 relating to amounts appropriately billed or collected under the terms of the installation contracts has been recorded as deferred revenue as of March 31, 2007. Such deferred revenues will not be recognizable until the products are working correctly and accepted by the customers. Product handling and installation costs in early 2007 are also higher. This is due to efforts and costs of not only work done to determine the causes of the failures, but also the additional on-site processes to remove, repair and replace the units. We are currently in contact with our contract hardware supplier to determine the level, if any, of product failure cost relief they could be responsible for and agree to cover. We are also aggressively proceeding with securing a new hardware source for the re-designed units.

Comparison of the three months ended March 31, 2007 to 2006

        Net sales for the three months ended March 31, 2007 totaled $152,000, which is a $61,000 or 28% decrease from net sales of $213,000 for the three months ended March 31, 2006. The change in sales between 2007 and 2006 is attributable to a decrease in the revenues from the ShiftWatch division in 2007, offset by the sales from the acquired subsidiaries, new in 2007 that totaled approximately $60,300. During the fourth quarter of 2006, the Company determined that the recently released ShiftWatch TVS 300 units were not performing as anticipated. Accordingly, installations in process where slowed down and in some cases suspended. This condition combined with pending warranty work on other units, resulted in approximately $1.0 million of revenues for in-process contracts being deferred and not recognized through March 31, 2007.

        Cost of sales for the three months ended March 31, 2007 totaled $262,000, which is a $55,000 increase as compared to the 2006 period. The change in cost of sales primarily resulted from the additional costs associated with the issues related to the ShiftWatch TVS 300 unit installation, testing and re-work costs that where incurred in 2007. It is expected that the higher level of cost of sales will continue into early 2007 as the retrofit work on the hardware configuration and re-installation of the ShiftWatch TVS 300 units continues.

        Selling, general and administrative expenses in the three months ended March 31, 2007, totaled $2,518,000, which is a $1,581,000 or 169% increase as compared to the 2006 period. The increase is primarily attributable to an increase of $1,104,000 in stock based compensation resulting from option issuances in 2007 combined with additional overhead costs being incurred following the Vizer merger that closed as of December 31, 2006.

        Research and development expenses in the three months ended March 31, 2007 totaled $492,000, which is a $263,000 or 115% increase as compared to the 2006 period. The increase is primarily associated with development costs being incurred in 2007 for the Avurt launcher product and other non-lethal; products.

        Interest expense for the three months ended March 31, 2007, totaled $147,000, which is a $147,000 increase as compared to the 2006 period. The increase was virtually all attributable to the non-cash amortization of the $138,000 additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offering completed in March 2007.

        No income tax benefit was recorded on the loss for the three months ended March 31, 2007, as our management was unable to determine that it was more likely than not that such benefit would be realized. At March 31, 2007, we had a net operating loss carry forward for income tax purposes of approximately $15,900,000, expiring through 2026.

Issuances of Stock Options

        Our board of directors has reserved a total of 1,500,000 shares of our common stock for issuance pursuant to our 2004 Stock Incentive Plan, as amended. Our board of directors administers the plan. During the three month periods ended March 31, 2007 and 2006, the Company issued options to employees and directors to acquire 692,000 shares of common stock exercisable at an average price of $4.83 and 142,500 shares of common stock, exercisable at an average price of $5.24, respectively.

Liquidity and Capital Resources

        We had a net loss of $3,227,000 including $1,267,000 in non–cash expenses relating to $1,104,000 in stock based compensation, $138,000 in interest accretion on the convertible note offering and $25,000 for depreciation and amortization for the three months ended March 31, 2007. We expect our expenses in 2007 to remain generally at the levels incurred for the second half of 2006. We are currently engaged in product development activities for the products being developed by Avurt and Vizer as well as the ShiftWatch TVS 300. Because of the hardware and performance issues associated with the ShiftWatch TVS 300 product completion and the development status of the Avurt and Vizer products combined with the uncertainty regarding the authorities’ purchasing decisions, we are making no estimates of expected revenues for 2007. We expect, however, that a loss will be incurred for most if not all of 2007.

        At March 31, 2007, we had working capital of $5,597,000. In April 2007, we completed a private placement of convertible promissory notes and warrants to purchase shares of our common stock totaling $800,000.

        The Company’s subsidiary has a line of credit totaling $50,000 of which $48,232 is currently outstanding. Advances under the line are made based on the available balance of the line, which matures in May 2011 and bears interest at the prime rate plus 3.25%. The line of credit is collateralized by business assets and is personally guaranteed by the Company’s president.

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

Operating Activities

        Net cash consumed by operating activities was $2,273,000 during the three months ended March 31, 2007. Cash was consumed by the loss of $3,227,000, less non-cash expenses of $1,267,000, relating to $1,104,000 in stock based compensation, $138,000 in interest accretion on the convertible note offering and $25,000 for depreciation and amortization. Increases in inventories and prepaid expenses and other current assets totaled $787,000 during the period due to increases primarily associated with the upcoming launch of the Avurt launcher. Accounts payable, accrued expenses and deferred revenue increased by $552,000 during the period reflecting the associated inventory build-up as well as the deferred revenues associated with the delays in the ShiftWatch TVS 300 product installations, providing cash.

        Net cash consumed by operating activities was $1,548,000 during the three months ended March 31, 2006. Cash was consumed by the loss of $1,124,000, less non-cash expenses of $120,000 for depreciation, amortization and non-cash equity compensation. Increases in accounts receivable and inventories totaled $395,000 during the period as a result of increases and anticipated increases in sales levels. Accounts payable and accrued expenses were reduced by $152,000 during the period also using cash.

Investing Activities

        Net cash inflows from investing activities provided $1,662,000 during the three months ended March 31, 2007. The inflow was primarily attributable to a reduction in the cash invested in short term investment accounts, net of $86,000 invested in equipment and patents.

        Net cash outflows from investing activities consumed $67,000 during the three months ended March 31, 2006. The outflow was primarily attributable to purchases of equipment totaling $24,000 and additions to patents and deposits totaling $43,000.

Financing Activities

        Net cash inflows from financing activities generated $5,056,000 during the three months ended March 31, 2007, primarily from the $5,200,000 private placement in 2007, net of $160,000 in financing expenses paid.

        Net cash outflows from financing activities consumed $1,000 during the three months ended March 31, 2006 from repayments on installment obligations.

Recently issued accounting pronouncements:

        In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We adopted FIN 48 for the fiscal year beginning January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal and state of Colorado jurisdictions. We are no longer subject to tax examinations for years before 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB for the year ended December 31, 2006 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating us would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time, except as described below.

In connection with the December 31, 2006 year end closing and independent audit process, certain material adjustments were made to the 2006 financial statements. These related to the revenue recognized and costs of goods sold as well as certain related inventory carrying amounts and costs. As a result of these year end adjustments, our management is currently re-evaluating certain accounting processes and controls to determine the level of changes that may be needed to ensure that material information is made known in a timely manner.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

        On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against the Company, Vizer and Avurt. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non-Disclosure Agreement between Vizer and PTI.  PTI is seeking (a) damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. While the complaint has only recently been served, based upon a preliminary review of the action, we believe that PTI’s claims are without merit. The Company intends to vigorously defend this matter, including exploring all legal rights and remedies available to it to protect the Company’s products, technology and brand, such as counterclaims against PTI, if appropriate.  To date, no action has been taken to respond to this matter since it was only recently filed.

        We are not a party to any other legal proceedings, the adverse outcome of which would, in management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

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

Dated: May 15, 2007	Security With Advanced Technology, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer