Form 10QSB/A
period 2006-06-30
Security With Advanced Technology, Inc.
filed 2007-08-09
CIK 1216199

FORM 10-QSB/A
Amendment No. 1
Original filed August 14, 2006

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
(F/K/A — A4S SECURITY, INC.)
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

SECURITY WITH ADVANCED TECHNOLOGY, INC.

Page
PART 1— Financial Information — Restated

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of June 30, 2006	3

Statements of Operations For the Three and Six
Month Periods Ended June 30, 2006 and 2005	4

Statements of Cash Flows For the Six
Months Ended June 30, 2006 and 2005	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	13

Item 3. Controls and Procedures	18

PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	19

Signatures	20

EXPLANATORY NOTE

This amendment to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 (“Second Quarter Form 10-QSB/A”) initially filed on August 14, 2006 reflects a restatement of the financial statements of Security With Advanced Technology, Inc. (the “Company”) as of and for the three and six month periods ended June 30, 2006. The restatement had no effect on the amounts as previously reported for the period ended June 30, 2005. The restatement relates to the following adjustments:

1.	As discussed in Note 1 to the financial statements, in connection with the Company’s year-end December 31, 2006 audit, certain revenues that had been previously recognized in 2006 were determined to not meet the requirements for revenue recognition. Accordingly, such revenue amounts were reversed or deferred. Shortly after the ShiftWatch TVS 300 hardware and software upgrade was released in late 2006, performance issues were noted with the products that were causing what we determined to be unacceptable periods and instances of non-recording. As a result of these performance issues, and with the agreement of the larger customers who had installations in process, in late 2006 the Company slowed most ongoing installations of the TVS 300 products. Immediately upon becoming aware of the performance issues, the Company contacted and began working with the contract hardware manufacturer as well as an outsourced engineering and design firm to identify the causes and possible remedies. Such reversed or deferred revenues will not be recognizable until the products are working correctly and accepted by the customers.

Due to the performance problems, including delivered units that did not meet the installation and customer acceptance criteria for revenue recognition, significant product and installation revenues from ongoing contracts have been deferred as of June 30, 2006 pending successful reconfiguration and installation of the product. In addition, approximately $286,000 of invoices billed to customers were reversed at June 30, 2006. Of this total approximately $85,000 relating to amounts appropriately billed or collected under the terms of the installation contracts has been recorded as deferred revenue as of June 30, 2006. Such reversed or deferred revenues will not be recognizable until the products are working correctly and accepted by the customers.

2.	As also discussed in Note 1 to the financial statements, upon becoming aware of the performance issues, the Company contacted and began working with the original contract hardware manufacturer to identify the causes and possible remedies. The Company, with the assistance of a new outsourced engineering and design firm, identified performance issues. This has included programming changes to resolve internal software conflicts and redesigning and re-specification of certain hardware configuration and components. The Company has also engaged a new contract manufacturer which is currently working closely with our management team as well as the contract engineering firm. The Company is currently in contact with the contract hardware supplier to determine the level, if any, of product failure cost relief they could be responsible for and agree to cover. The Company has assessed and estimated the level of repair or replacement and associated cost needed to bring the products to an acceptable level of performance and has written down certain inventory items to that net recoverable cost and accrued estimated costs yet to be incurred on upgrades. Such adjustments as of June 30, 2006, have resulted in approximately $241,000 of usable inventory items being restored to inventory from the reversed installations and approximately $53,000 of additional warranty accrual.

3.	The net impact of the above described adjustments on the statement of operations for each of the three and six months ended June 30, 2006 was to reduce net sales by $285,572, reduce cost of sales by $188,504, and increase the gross loss, the operating loss and the net loss each by $97,068. Basic and diluted loss per share also increased to $0.68 from $0.66 in the six months ended June 30, 2006 and to $0.40 from $0.37 in the three months ended June 30, 2006.

This Second Quarter Form 10-QSB/A is being filed for purposes of amending the Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2006 (“Second Quarter Form 10-QSB”) of the Company, which was originally filed on August 14, 2006 and provides information about the financial results for the three and six months ended June 30, 2006 and 2005.

The following items have been amended as a result of the restatement:

• Part I – Item 1 – Condensed Unaudited Financial Statements • Part I – Item 2 – Management’s Discussion and Analysis • Part I – Item 3 – Controls and Procedures

The Company has supplemented Item 6 of Part II to include current certifications of the Company’s chief executive officer and chief financial officer pursuant to the Securities Exchange Act of 1934, as amended, filed as Exhibits 31.1, 31.2 and 32 to this Second Quarter Form 10-QSB/A.

The financial information that is included in this Second Quarter Form 10-QSB/A has been corrected as part of the restatement described above. No attempt has been made in this Second Quarter Form 10-QSB/A to modify or update other disclosures presented in the Second Quarter Form 10-QSB except as required to reflect the effects of the restatement. Information in this Second Quarter Form 10-QSB/A is generally stated as of June 30, 2006 and generally does not reflect any subsequent information or events other than the restatement, and except that certain forward looking statements throughout this Second Quarter Form 10-QSB/A may have been revised to reflect events and developments subsequent to June 30, 2006.

With the filing of this Second Quarter Form 10-QSB/A, the Company has amended the Second Quarter Form 10-QSB. Accordingly, the Company’s financial statements for the three and six months ended June 30, 2006 and the related financial information contained in the Second Quarter Form 10-QSB should no longer be relied upon.

PART I — FINANCIAL INFORMATION

Security With Advanced Technology, Inc.
Balance Sheet
June 30, 2006
(Unaudited)

Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,932,501
Accounts receivable (Note 1)	100,358
Inventories (Note 3)	762,478
Prepaid expenses and other current assets	119,088

Total current assets	2,914,425

Property and equipment, net (Note 4)	210,596

Intangible and other assets	104,544

Total assets	$3,229,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$304,187
Accrued expenses	182,105
Deferred revenue	84,940
Installment obligations	5,761

Total current liabilities	576,993

Installment obligations, net of current portion	1,074

Total liabilities	578,067

Commitments

Stockholders' equity (Notes 2 and 6):
Preferred stock, no par value, 5,000,000 shares authorized;
no shares issued or outstanding	—
Common stock, no par value, 30,000,000 shares authorized;
3,961,746 shares issued and outstanding	13,556,063
Accumulated deficit	(10,904,565)

Total stockholders' equity	2,651,498

Total liabilities and stockholders' equity	$3,229,565

See Accompanying Notes to Unaudited Condensed Financial Statements.

Security With Advanced Technology, Inc.
Statements of Operations
Periods Ended June 30, (Unaudited)

	Three Months Ended		Six Months Ended
	2006 Restated	2005	2006 Restated	2005
Net sales (Note 1)	$16,376	$46,860	$229,211	$120,595
Cost of sales	285,617	34,564	492,601	87,323

Gross profit (loss)	(269,241)	12,296	(263,390)	33,272

Operating expenses:
Selling, general and administrative (includes
non-cash compensation of $194,147 and
$293,822 for the three and six-month
periods ended June 30, 2006)	1,082,050	586,026	2,019,537	970,566
Research and development	250,156	65,645	478,591	137,762

Total operating expenses	1,332,206	651,671	2,498,128	1,108,328

Operating loss	(1,601,447)	(639,375)	(2,761,518)	(1,075,056)

Other income (expense):
Interest expense	(182)	(217,205)	(395)	(339,687)
Interest income	26,238	66	64,426	3,770
Other income (expense), net	531	2,874	(931)	2,877

Total other income (expense)	26,587	(214,265)	63,100	(333,040)

Net loss	$(1,574,860)	$(853,640)	$(2,698,418)	$(1,408,096)

Basic and diluted net loss per Share	$(0.40)	$(5.79)	$(0.68)	$(9.55)

Basic and diluted weighted
average number of common shares outstanding	3,961,498	147,389	3,961,470	147,389

See Accompanying Notes to Unaudited Condensed Financial Statements.

Security With Advanced Technology, Inc.
Statements of Cash Flows
Six Months Ended June 30, (Unaudited)

	2006 Restated	2005
Cash flows from operating activities
Net loss	$(2,698,418)	$(1,408,096)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	293,822	—
Depreciation and amortization	42,179	211,343
Amortization of interest on convertible debt allocation	—	21,538
Recovery of doubtful accounts receivable	—	(5,000)
(Increase) decrease in:
Accounts receivable	(98,363)	8,351
Inventories	(359,194)	(63,768)
Prepaid expenses and other current assets	(6,611)	(27,401)
Increase (decrease) in:
Accounts payable	23,984	1,679
Accrued expenses	91,350	182,903
Deferred revenue	84,940	—

Net cash used by operating activities	(2,626,311)	(1,078,451)

Cash flows from investing activities:
Purchases of property and equipment	(50,765)	(51,930)
Purchase of intangibles and other assets	(53,454)	—

Net cash used by investing activities	(104,219)	(51,930)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	1,585,946
Payment of deferred financing costs	—	(206,012)
Payment of deferred offering costs	—	(237,070)
Repayment of bridge loans	—	(105,000)
Repayment of installment obligations	(2,924)	(3,955)
Proceeds from issuance of common stock and warrants	—	178,087

Net cash (used by) provided by financing activities	(2,924)	1,211,996

Net (decrease) increase in cash and cash equivalents	(2,733,454)	81,615

Cash and cash equivalents at beginning of period	4,665,955	597,659

Cash and cash equivalents at end of period	$1,932,501	$679,274

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$395	$1,600

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

1.	Revenue recognition and customer concentration (Restated):

In connection with the Company’s year-end December 31, 2006 audit, certain revenues that had been previously recognized in 2006 were determined to not meet the requirements for revenue recognition. Accordingly, such revenue amounts were reversed or deferred. Shortly after the ShiftWatch TVS 300 hardware and software upgrade was released in late 2006 performance issues were noted with the products that were causing what we determined to be unacceptable periods and instances of non-recording. As a result of these performance issues, and with the agreement of the larger customers who had installations in process, in late 2006 the Company slowed most ongoing installations of the TVS 300 products. Immediately upon becoming aware of the performance issues, the Company contacted and began working with the contract hardware manufacturer as well as an outsourced engineering and design firm to identify the causes and possible remedies. Such reversed or deferred revenues will not be recognizable until the products are working correctly and accepted by the customers.

Due to the performance problems, including delivered units that did not meet the installation and customer acceptance criteria for revenue recognition, significant product and installation revenues from ongoing contracts have been deferred as of June 30, 2006 pending successful reconfiguration and installation of the product. In addition, approximately $286,000 of invoices billed to customers were reversed or deferred at June 30, 2006. Of this total approximately $85,000 relating to amounts appropriately billed or collected under the terms of the installation contracts has been recorded as deferred revenue as of June 30, 2006. Such reversed invoices and deferred revenues will not be recognizable until the products are working correctly and accepted by the customers.

Upon becoming aware of the performance issues, the Company contacted and began working with the original contract hardware manufacturer to identify the causes and possible remedies. The Company with the assistance of a new outsourced engineering and design firm identified performance issues. This has included programming changes to resolve internal software conflicts and redesigning and re-specification of certain hardware configuration and components. SWAT has also engaged a new contract manufacturer which is currently working closely with SWAT’s management team as well as the contract engineering firm. The Company is currently in contact with the contract hardware supplier to determine the level, if any, of product failure cost relief they could be responsible for and agree to cover. The Company has assessed and estimated the level of repair or replacement and associated cost needed to bring the products to an acceptable level of performance and has written down certain inventory items to that net recoverable cost and accrued estimated costs yet to be incurred on upgrades. Such adjustments have resulted in approximately $241,000 of usable inventory items being restored to inventory from the reversed installations and approximately $53,000 of additional warranty accrual.

The net impact of the above described adjustments on the statement of operations for the three and six months ended June 30, 2006 was to reduce net sales by $285,572, reduce cost of sales by $188,504, and increase the gross loss, the operating loss and the net loss each by $97,068. Basic and diluted loss per share also increased to $0.68 from $0.66 in the six months ended June 30, 2006 and to $0.40 from $0.37 in the three months ended June 30, 2006.

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

As of June 30, 2006, three customers comprised 70%, 18% and 12%, respectively, of the outstanding accounts receivable balance. For the three-month period ended June 30, 2006, one customer accounted for 98% of net sales and for the six month period ended June 30, 2006, two customers accounted for 47% and 28%, of net sales. For the three-month period ended June 30, 2005, one customer accounted for 73% of net sales and for the six month period ended June 30, 2005, one customer accounted for 85% of net sales.

2.	Initial public offering and managements’ plans:

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Through 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues combined with improved margins on installations are anticipated to provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel and expenses for expanded marketing activities will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Aggressively pursuing additional fund raising activities in 2006 in addition to the approximate $7.0 million that was received in 2005 from the Company's debt and securities offerings;

2.	Continue to focus sales and marketing efforts on securing additional purchase orders to increase revenues and generate additional margins from such sales;

3.	Attempt to complete the recently announced acquisitions of Vizer Group, Inc. and Avurt International, Inc. (Note 7), and integrate their business operations and opportunities into the Company's to expand revenue and market base;

4.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company's technologies; and

5.	Continue to monitor and implement cost control initiatives to conserve the June 30, 2006, approximate $1.9 million cash balance through the remainder of 2006.

3.	Inventories (Restated):

As of June 30, 2006, total inventories consisted of:
Finished products for resale	$430,138
Raw materials and components	332,340

Total inventories	$762,478

4.	Property and Equipment:

Property and equipment at June 30, 2006, consisted of the following:
Computer equipment and software	$230,655
Office equipment and improvements	120,868
Demonstration vehicles	30,569

382,092
Less accumulated depreciation	171,496

Property and equipment, net	$210,596

5.	Convertible notes payable and bridge loans:

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

6.	Stockholders’equity:

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

During the three and six months ended June 30, 2006, SWAT recorded compensation expense related to stock options that increased the net loss by $194,147 and $293,822, respectively, and basic and diluted net loss per share by $0.05 and $0.07, respectively. The stock option compensation expense was included in operating expenses in the accompanying statement of operations.

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

Siemens’Departure:

During August 2006 the full-time employment of Michael Siemens (“Siemens”) with the Company ended. Siemens who resigned as a director and president in June 2006 will continue to provide defined consulting services to the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Restated)

Overview

We market high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. Through 2005, Kansas City Area Transit Authority, or KCATA, was our principal customer. During 2006, in addition to KCATA, ten additional customers including the Greater Cleveland Regional Transit Agency ordered units. During the six months ended June 30, 2006, two customers collectively accounted for approximately 75.5% of our revenues for the period. We currently have approximately a $878,000 backlog of orders from transit agencies. Our primary near term focus is the mass transit market, and we are currently engaged in active discussions with over 100 metropolitan transportation authorities. Our marketing strategy is to present in-person our products to these potential customers to demonstrate the advantages we believe our products have. During the six months ended June 30, 2006, we were awarded a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. Three additional California based organizations, Capitol Corridor Joint Powers Authority, City of Elk Grove and City of Vacaville, have ordered ShiftWatch systems under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option.

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

Results of Operations

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the six months ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $2,698,000 and $2,626,000, respectively, for the six months ended June 30, 2006.

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

Comparison of the six-month periods ended June 30, 2006 to 2005

Net sales for the six months ended June 30, 2006 totaled $229,200, a $108,600 or 90% increase over the comparable 2005 period. Net sales for the 2006 and 2005 periods were comprised almost entirely of products sold into the mass transit market and in 2005 related primarily of sales to KCATA, which was obtained as a customer during mid-2004. In the six months ended June 30, 2006, two customers represented approximately 75.5% of sales. Sales for 2006 have been fulfilled utilizing the latest generation re-designed product platform with a much smaller foot-print, with enhanced features and benefits that one news reporter referred to as a “black box”.

Cost of sales for the six months ended June 30, 2006 totaled $492,600, a $405,300 or 464% increase over the comparable 2005 period. Cost of sales includes additional costs in 2006 associated with increased fixed overhead costs that have been added to support anticipated sales increases. Additionally, product installation costs have increased in 2006 over 2005 due to more installations being conducted by Company personnel and contractors, as compared to higher percentage of prior installations being done by bus manufacturers as well as the learning curve associated with retro-fitting trains, light-rail vehicles and certain bus models.

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

Comparison of the three-month periods ended June 30, 2006 to 2005

Net sales for the three months ended June 30, 2006 totaled $16,400, a $30,500 or 65% decrease from the comparable 2005 period. Net sales for the 2006 and 2005 periods were comprised almost entirely of products sold into the mass transit market and in 2005 related primarily of sales to KCATA, which was obtained as a customer during mid-2004. In the three months ended June 30, 2006, one customer represented approximately 97.6% of sales. Sales for 2006 have been fulfilled utilizing the latest generation re-designed product platform with a much smaller foot-print, with enhanced features and benefits that one news reporter referred to as a “black box”.

Cost of sales for the three months ended June 30, 2006 totaled $285,600, a $251,100 increase over the comparable 2005 period. Cost of sales includes additional costs in 2006 associated with increased fixed overhead costs that have been added to support anticipated sales increases. Cost of sales for the three months ended June 30, 2006 exceeded net sales primarily due to product installation costs have increased in 2006 over 2005 due to more installations being conducted by Company personnel and contractors, as compared to higher percentage of prior installations being done by bus manufacturers. Additionally, first time learning installation costs especially on retro-fitting of trains, light-rail vehicles and certain bus models was a significant cost factor in the three month period. Extra time and resources was also devoted to ensure customer satisfaction was high especially for the new customer installation relationships.

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

Liquidity and Capital Resources

We had a net loss of $2,698,400, including $336,000 in non cash expenses relating to depreciation and amortization and stock based compensation, for the six months ended June 30, 2006. We expect our expenses in the upcoming months, prior to any costs associated with the pending acquisitions, to be at or somewhat below the level incurred for the three months ended June 30, 2006. We are currently engaged in active sales communications with over 100 metropolitan transit authorities. It is likely that a loss will be incurred for at least the remainder of 2006, depending upon possible additional revenues to be achieved. During the six months ended June 30, 2006, we were awarded a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. We have recently been notified that another California based organization is evaluating an order under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option.

At June 30, 2006, we had working capital of $2,337,400, of which $1,932,500 was cash and cash equivalents.

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

Operating Activities

Net cash consumed by operating activities was $2,626,300 during the six months ended June 30, 2006. Cash was consumed by the loss of $2,698,400, less non-cash expenses of $336,000 for depreciation, amortization and non-cash equity compensation. Increases in accounts receivable and inventories totaled $457,600 during the period as a result of increases and anticipated increases in sales levels. Accounts payable, accrued expenses and deferred revenues increased by $200,300, during the period, which provided cash.

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

Item 3.   Controls and Procedures — Restated

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating us would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required, in each case at this time except as described below.

In connection with the December 31, 2006 year end closing and independent audit process, certain material adjustments were made to the 2006 financial statements as described above in more detail. These adjustments related to the revenue recognized and costs of goods sold as well as certain related inventory carrying amounts and costs. As a result of these year end adjustments, our management is currently re-evaluating certain accounting processes and controls to determine the level of changes that may be needed to ensure that material information is made known in a timely manner.

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

Dated: August 8, 2007	Security With Advanced Technology, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer