Form 10QSB/A
period 2006-09-30
Security With Advanced Technology, Inc.
filed 2007-08-09
CIK 1216199

FORM 10-QSB/A
Amendment No. 1
Original filed November 14, 2006

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

SECURITY WITH ADVANCED TECHNOLOGY, INC.

Page
PART 1— Financial Information — Restated

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of September 30, 2006	3

Statements of Operations For the Three and Nine
Months Ended September 30, 2006 and 2005	4

Statements of Cash Flows For the Nine
Months Ended September 30, 2006 and 2005	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	14

Item 3. Controls and Procedures	20

PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4. Submission of Matter to a Vote of Security Holders	21

Item 6. Exhibits	22

Signatures	23

EXPLANATORY NOTE

This amendment to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 (“Third Quarter Form 10-QSB/A”) initially filed on November 14, 2006 reflects a restatement of the financial statements of Security With Advanced Technology, Inc. (the “Company”) as of and for the three and nine month periods ended September 30, 2006. The restatement had no effect on the amounts as previously reported for the period ended September 30, 2005. The restatement relates to the following adjustments:

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

Due to the performance problems, including delivered units that did not meet the installation and customer acceptance criteria for revenue recognition, significant product and installation revenues from ongoing contracts have been deferred as of September 30, 2006 pending successful reconfiguration and installation of the product. In addition, approximately $343,000 and $628,000 of invoices billed to customers were reversed for the three and nine months ended September 30, 2006, respectively. Of this total, approximately $203,000 relating to amounts appropriately billed or collected under the terms of the installation contracts has been recorded as deferred revenue as of September 30, 2006. Such reversed invoices and deferred revenues will not be recognizable until the products are working correctly and accepted by the customers.

2.	As also discussed in Note 1 to the financial statements, upon becoming aware of the performance issues, the Company contacted and began working with the original contract hardware manufacturer to identify the causes and possible remedies. The Company, with the assistance of a new outsourced engineering and design firm, identified performance issues. This has included programming changes to resolve internal software conflicts and redesigning and re-specification of certain hardware configuration and components. The Company has also engaged a new contract manufacturer which is currently working closely with our management team as well as the contract engineering firm. The Company is currently in contact with the contract hardware supplier to determine the level, if any, of product failure cost relief they could be responsible for and agree to cover. The Company has assessed and estimated the level of repair or replacement and associated cost needed to bring the products to an acceptable level of performance and has written down certain inventory items to the net recoverable cost and accrued estimated costs yet to be incurred on upgrades. Such adjustments as of September 30, 2006, have resulted in approximately $489,000 of usable inventory items being restored to inventory from the reversed installations and approximately $53,000 of additional warranty accrual.

3.	The net impact of the above described adjustments on the statement of operations for the three and nine months ended September 30, 2006 was to reduce net sales by $342,705 and $628,277, respectively, reduce cost of sales by $248,047 and $436,551, respectively, and increase the gross profit (loss), the operating loss and the net loss each by $94,658 and $191,726, respectively. Basic and diluted loss per share also increased to $1.09 from $1.04 in the nine months ended September 30, 2006 and to $0.41 from $0.39 in the three months ended September 30, 2006.

This Third Quarter Form 10-QSB/A is being filed for purposes of amending the Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2006 (“Third Quarter Form 10-QSB”) of the Company, which was originally filed on November 14, 2006 and provides information about the financial results for the three and nine months ended September 30, 2006 and 2005.

The following items have been amended as a result of the restatement:

• Part I — Item 1 – Condensed Unaudited Financial Statements • Part I — Item 2 — Management’s Discussion and Analysis • Part I — Item 3 – Controls and Procedures

The financial information that is included in this Third Quarter Form 10-QSB/A has been corrected as part of the restatement described above. No attempt has been made in this Third Quarter Form 10-QSB/A to modify or update other disclosures presented in the Third Quarter Form 10-QSB except as required to reflect the effects of the restatement. Information in this Third Quarter Form 10-QSB/A is generally stated as of September 30, 2006 and generally does not reflect any subsequent information or events other than the restatement, and except that certain forward looking statements throughout this Third Quarter Form 10-QSB/A may have been revised to reflect events and developments subsequent to September 30, 2006.

With the filing of this Third Quarter Form 10-QSB/A, the Company has amended the Third Quarter Form 10-QSB. Accordingly, the Company’s financial statements for the three and nine months ended September 30, 2006 and the related financial information contained in the Third Quarter Form 10-QSB should no longer be relied upon.

PART I — FINANCIAL INFORMATION

Security With Advanced Technology, Inc.
Balance Sheet
September 30, 2006
(Unaudited)

Restated
ASSETS
Current assets:
Cash and cash equivalents	$426,219
Accounts receivable (Note 1)	145,933
Inventories (Note 3)	968,149
Prepaid expenses and other current assets	55,714

Total current assets	1,596,015

Property and equipment, net (Note 4)	193,125

Other assets:
Note receivable (Note 5)	450,000
Intangible assets	110,002
Deposits and other	26,690

Total other assets	586,692

Total assets	$2,375,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current and total liabilities:
Accounts payable	$542,156
Accrued expenses	206,815
Deferred revenues	203,033
Note payable (Note 6)	200,000
Installment obligations	5,325

Total current and total liabilities	1,157,329

Commitments (Notes 5 and 8)

Stockholders' equity (Notes 2, 7 and 8):
Preferred stock, no par value, 5,000,000 shares authorized;
no shares issued or outstanding	—
Common stock, no par value, 30,000,000 shares authorized;
3,968,268 shares issued and outstanding	13,755,743
Accumulated deficit	(12,537,240)

Total stockholders' equity	1,218,503

Total liabilities and stockholders' equity	$2,375,832

See Accompanying Notes to Unaudited Condensed Financial Statements.

Security With Advanced Technology, Inc.
Statements of Operations
Periods Ended September 30, (Unaudited)

	Three Months Ended		Nine Months Ended
	2006 Restated	2005	2006 Restated	2005
Net sales (returns) (Note 1)	$18,629	$(12,500)	$247,840	$108,095
Cost of sales (returns)	240,554	(6,875)	733,155	80,448

Gross profit (loss)	(221,925)	(5,625)	(485,315)	27,647

Operating expenses:
Selling, general and administrative (includes
non-cash compensation of $187,631 and
$482,676 for the three and nine-month
periods ended September 30, 2006)	1,095,402	775,866	3,114,939	1,746,432
Research and development	325,215	197,387	803,806	335,149

Total operating expenses	1,420,617	973,253	3,918,745	2,081,581

Operating loss	(1,642,542)	(978,878)	(4,404,060)	(2,053,934)

Other income (expense):
Interest expense	(2,373)	(119,965)	(2,768)	(455,882)
Interest expense, non-cash - contingent beneficial
conversion feature (Note 2)	—	(758,907)	—	(758,907)
Interest income	12,897	—	77,323	—
Other income (expense), net	(657)	(2,713)	(1,588)	164

Total other income (expense)	9,867	(881,585)	72,967	(1,214,625)

Net loss	$(1,632,675)	$(1,860,463)	$(4,331,093)	$(3,268,559)

Basic and diluted net loss per share	$(0.41)	$(.54)	$(1.09)	$(2.60)

Basic and diluted weighted average number
of common shares outstanding	3,965,858	3,434,612	3,962,948	1,255,171

See Accompanying Notes to Unaudited Condensed Financial Statements.

Security With Advanced Technology, Inc.
Statements of Cash Flows
Nine Months Ended September 30, (Unaudited)

	2006 Restated	2005
Cash flows from operating activities:
Net loss	$(4,331,093)	$(3,268,559)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	482,676	—
Depreciation and amortization	63,716	36,731
Amortization of interest on convertible debt allocation	—	1,057,165
Recovery of doubtful accounts receivable	—	(5,000)
(Increase) decrease in:
Accounts receivable	(143,938)	7,703
Inventories	(534,247)	(78,089)
Prepaid expenses and other assets	26,146	(75,327)
Increase (decrease) in:
Accounts payable	261,951	46,477
Accrued expenses	116,060	884
Deferred revenues	203,033	—

Net cash used by operating activities	(3,855,696)	(2,278,015)

Cash flows from investing activities:
Advances under note receivable	(450,000)	—
Purchases of property and equipment	(54,830)	(161,306)
Purchase of intangibles and other assets	(85,602)	(10,133)

Net cash used by investing activities	(590,432)	(171,439)

Cash flows from financing activities:
Proceeds from issuance of notes payable	200,000	1,760,750
Payment of deferred financing costs	—	(206,012)
Repayment of bridge loans	—	(930,000)
Repayment of installment obligations	(4,434)	(6,307)
Proceeds from issuance of common stock and warrants	10,826	7,144,938

Net cash provided by financing activities	206,392	7,763,369

Net (decrease) increase in cash and cash equivalents	(4,239,736)	5,313,915

Cash and cash equivalents at beginning of period	4,665,955	597,659

Cash and cash equivalents at end of period	$426,219	$5,911,574

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,800	$1,600

Schedule of non-cash investing and financing transactions:
Conversion of debt into shares of common stock	$—	$3,343,674

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

Due to the performance problems, including delivered units that did not meet the installation and customer acceptance criteria for revenue recognition, significant product and installation revenues from ongoing contracts have been deferred as of September 30, 2006 pending successful reconfiguration and installation of the product. In addition, approximately $343,000 and $628,000 of invoices billed to customers were reversed for the three and nine months ended September 30, 2006, respectively. Of this total approximately $203,000 relating to amounts appropriately billed or collected under the terms of the installation contracts has been recorded as deferred revenue as of September 30, 2006. Such reversed invoices and deferred revenues will not be recognizable until the products are working correctly and accepted by the customers.

Upon becoming aware of the performance issues, the Company contacted and began working with the original contract hardware manufacturer to identify the causes and possible remedies. The Company with the assistance of a new outsourced engineering and design firm identified performance issues. This has included programming changes to resolve internal software conflicts and redesigning and re-specification of certain hardware configuration and components. SWAT has also engaged a new contract manufacturer which is currently working closely with SWAT’s management team as well as the contract engineering firm. The Company is currently in contact with the contract hardware supplier to determine the level, if any, of product failure cost relief they could be responsible for and agree to cover. The Company has assessed and estimated the level of repair or replacement and associated cost needed to bring the products to an acceptable level of performance and has written down certain inventory items to that net recoverable cost and accrued estimated costs yet to be incurred on upgrades. Such adjustments as of September 30, 2006, have resulted in approximately $489,000 of usable inventory items being restored to inventory from the reversed installations and approximately $53,000 of additional warranty accrual.

The net impact of the above described adjustments on the statement of operations for the three and nine months ended September 30, 2006 was to reduce net sales by $342,705 and $628,277, respectively, reduce cost of sales by $248,047 and $436,551, respectively, and increase the gross profit ( loss), the operating loss and the net loss each by $94,658 and $191,726, respectively. Basic and diluted loss per share also increased to $1.09 from $1.04 in the nine months ended September 30, 2006 and to $0.41 from $0.39 in the three months ended September 30, 2006.

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

As of September 30, 2006, four customers comprised 57%, 12%, 12% and 11%, respectively, of the outstanding accounts receivable balance. For the three-month period ended September 30, 2006, one customer accounted for 100% of net sales and for the nine-month period ended September 30, 2006, three customers accounted for 44%, 26% and 11%, respectively, of net sales. For the nine-month period ended September 30, 2005, one customer accounted for 95% of net sales.

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

Management's plans:

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Through 2006, the Company expects to continue to incur cash losses from operations, until additional sales can be generated. While increases in revenues combined with planned improvements in margins on installations are anticipated to provide additional cash flow from such sales margins, additional expenses from recent hiring of sales, marketing and engineering personnel and expenses for expanded marketing activities will also continue to increase. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Monitor potential additional fund raising activities in 2006 and 2007 in addition to the approximate $5.2 million that was received in October 2006 from the Company’s debt and equity offerings. (Note 8);

2.	Continue to focus sales and marketing efforts on securing additional purchase orders to increase revenues and generate additional margins from such sales;

3.	Attempt to complete the recently announced acquisitions of Vizer Group, Inc. and Avurt International, Inc. (Note 4), and integrate their business operations and opportunities into the Company's to expand revenue and market base;

4.	Depending upon the level of increasing sales, explore revenue opportunities from licensing or partnering opportunities on certain of the Company's technologies; and

5.	Continue to monitor and implement cost control initiatives to conserve the current, approximate $5.1 million cash balance including the October 2006 funding, net of expenses, as described in Note 8, through the remainder of 2006.

3.	Inventories – (Restated):

As of September 30, 2006, total inventories consisted of:
Finished products for resale	$626,954
Raw materials and components	341,195

Total inventories	$968,149

4.	Property and Equipment:

Property and equipment at September 30, 2006, consisted of the following:
Computer equipment and software	$234,721
Office equipment and improvements	120,868
Demonstration vehicles	30,569

386,158
Less accumulated depreciation	193,033

Property and equipment, net	$193,125

5.	Note Receivable and Acquisition Agreement:

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

6.	Notes Payable and Bridge Loans:

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

7.	Stockholders’ equity:

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Restated)

Overview

We market high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. Through 2005, Kansas City Area Transit Authority, or KCATA, was our principal customer. During 2006, in addition to KCATA, ten additional customers including the Greater Cleveland Regional Transit Agency ordered units. During the nine months ended September 30, 2006, three customers collectively accounted for approximately 80.9% of our revenues for the period. We currently have approximately a $3.0 million backlog of orders from transit agencies. Our primary near term focus is the mass transit market, and we are currently engaged in active discussions with over 100 metropolitan transportation authorities. Our marketing strategy is to present our products in person to these potential customers to demonstrate the advantages we believe our products have. During the nine months ended September 30, 2006, we were awarded a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. Three additional California based organizations, Capitol Corridor Joint Powers Authority, City of Elk Grove and City of Vacaville, have ordered ShiftWatch® systems under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option.

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

In addition, Vizer distributes non-lethal devices and compliance products manufactured under another company’s brand. Vizer currently sells these products primarily for use by federal and state agencies. The devices accurately fire a projectile that breaks on impact dispersing a cloud of potent pepper based powder five times more powerful than pepper spray causing a severe debilitating reaction in the target area, effective on both humans and animals. Vizer currently sells projectiles and launchers to law enforcement, corrections, and guard agencies.

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

Results of Operations

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the nine months ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $4,287,000 and $3,856,000, respectively, for the nine months ended September 30, 2006.

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

Comparison of the nine-month periods ended September 30, 2006 to 2005

Net sales for the nine months ended September 30, 2006 totaled $247,800, a $139,700 or 129% increase over the comparable 2005 period. Net sales for the 2006 and 2005 periods were comprised almost entirely of products sold into the mass transit market and in 2005 related primarily of sales to KCATA, which was obtained as a customer during mid-2004. In the nine months ended September 30, 2006, three customers represented approximately 80.9% of sales.

Cost of sales for the nine months ended September 30, 2006 totaled $733,200, a $652,700 or 811% increase over the comparable 2005 period. Cost of sales includes additional costs in 2006 associated with increased fixed overhead costs that have been added to support recent and anticipated sales increases. Additionally, product installation costs have increased in 2006 over 2005 due to more installations being conducted by Company personnel and contractors, as compared to higher percentage of prior installations being done by bus manufacturers as well as the learning curve associated with retro-fitting trains, light-rail vehicles and certain bus models. Extra time and resources is also being devoted to ensure customer satisfaction was high especially for the new customer installation relationships. Such additional costs resulted in a negative gross profit for the period.

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

Comparison of the three-month periods ended September 30, 2006 to 2005

Net sales for the three months ended September 30, 2006 totaled $18,600, a $31,100 increase over the comparable 2005 period, which reflected a $12,500 net sales return. During the 2006 period, one customer represented 100% of sales that were comprised almost entirely of products sold into the mass transit market.

Cost of sales for the three months ended September 30, 2006 totaled $240,600, a $247,400 increase over the comparable 2005 period, which reflected a $6,900 net sales return. Cost of sales includes additional costs in 2006 associated with increased fixed overhead costs that have been added to support recent and anticipated sales increases. Cost of sales for the three months ended September 30, 2006 exceeded net sales primarily due to product installation costs have increased in 2006 over 2005 due to more installations being conducted by Company personnel and contractors, as compared to higher percentage of prior installations being done by bus manufacturers. Additionally, first time learning installation costs especially on retro-fitting of trains, light-rail vehicles and certain bus models was a significant cost factor in the three month period. Extra time and resources is also being devoted to ensure customer satisfaction was high especially for the new customer installation relationships. Such additional costs resulted in a negative gross profit for the period.

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

Liquidity and Capital Resources

We had a net loss of $4,331,100, including $546,400 in non–cash expenses relating to depreciation and amortization and stock based compensation, for the nine months ended September 30, 2006. We expect our expenses in the upcoming months, prior to any costs associated with the pending acquisitions, to be at or somewhat below the level incurred for the three months ended September 30, 2006. We are currently engaged in active sales communications with over 100 metropolitan transit authorities. It is likely that a loss will be incurred for at least the remainder of 2006, depending upon possible additional revenues to be achieved. During the nine months ended September 30, 2006, we were awarded a contract by the San Joaquin Regional Rail Commission (SJRRC) to install 31 ShiftWatch® Transportation Video Systems in SJRRC’s Altamont Commuter Express rail system. The SJRRC contract includes options, as specified, for additional units to be acquired by SJRRC or its assignees, with our approval. We have recently been notified that other California based organizations are evaluating an order under the option provisions granted to SJRRC, and we believe that other agencies will purchase from us, under this option which provides such organizations with an efficient and less time consuming procurement option. The Greater Cleveland Regional Transit Agency (GRCTA) has also awarded SWAT contracts for installation of its ShiftWatch® mobile video surveillance and facilities surveillance solution in buses, light rail vehicles and platform stations.

At September 30, 2006, we had working capital of $438,700, of which $426,200 was cash and cash equivalents. Subsequent to September 30, 2006, we completed a private offering of securities and certain employees have exercised stock options. The total of these subsequent activities generated gross cash proceeds of approximately $5.3 million.

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

Operating Activities

Net cash consumed by operating activities was $3,855,700 during the nine months ended September 30, 2006. Cash was consumed by the loss of $4,331,100, less non-cash expenses of $546,400 for depreciation, amortization and non-cash equity compensation. Increases in accounts receivable totaled $143,900 as a result of 2006 sales increases and inventories totaled $534,200 during the period as a result of increases and anticipated increases in sales levels. Accounts payable, accrued expenses and deferred revenues increased by $581,000 during the period which provided cash.

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

Item 3. Controls and Procedures (Restated)

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating us would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time, in each case except as described below.

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

Proposal: Amendment to the Company's Articles of Incorporation to Change the Company's Name to “Security With Advanced Technology, Inc.”

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