Form 10QSB
period 2007-06-30
Security With Advanced Technology, Inc.
filed 2007-08-20
CIK 1216199

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of no par value common stock outstanding as of August 17, 2007, was 6,248,914.

Transitional Small Business Disclosure Format (Check one):    Yes   [    ]     No   [X]

SECURITY WITH ADVANCED TECHNOLOGY, INC.

Page
PART 1— Financial Information

Item 1. Condensed Consolidated Unaudited Financial Statements

Consolidated Balance Sheet as of June 30, 2007	3

Consolidated Statements of Operations For the Three and Six
Month Periods Ended June 30, 2007 and 2006	4

Consolidated Statements of Cash Flows For the Six
Months Ended June 30, 2007 and 2006	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	16

Item 3. Controls and Procedures	20

PART II - Other Information

Item 1. Legal Proceedingss	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matter to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	22

PART I-- FINANCIAL INFORMATION

Security With Advanced Technology, Inc.
Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$820,509
Short-term investments	1,540,152
Trade accounts receivable, net of a $6,400 allowance	206,890
Inventories (Note 2)	1,774,999
Prepaid expenses and other current assets	563,410

Total current assets	4,905,960

Property and equipment, net (Note 3)	441,790

Intangible and other assets (Notes 4)	4,912,350

Restricted cash (Notes 8 and 9)	1,000,000

Total assets	$11,260,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$705,689
Accrued expenses	245,196
Deferred revenues	640,295
Convertible notes, net of unamortized discount
of $2,975,042 (Note 5)	3,024,859
Line of credit	467
Current portion of long-term debt	7,000

Total current liabilities	4,623,506

Long-term debt, net of current portion	61,782

Total liabilities	4,685,288

Commitments and contingencies (Note 8)

Stockholders' equity (Notes 6 and 9):
Preferred stock, no par value, 5,000,000 shares authorized;
306,598 Series A shares issued and outstanding	1,073,095
Common stock, no par value, 30,000,000 shares authorized;
5,985,950 shares issued and outstanding	31,617,482
Accumulated deficit	(26,115,765)

Total stockholders' equity	6,574,812

Total liabilities and stockholders' equity	$11,260,100

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Consolidated Statements of Operations
Periods ended June 30,
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Net sales (Note 7)	$338,673	$16,376	$490,993	$229,211
Cost of sales	420,572	285,617	682,128	492,601

Gross profit (loss)	(81,899)	(269,241)	(191,135)	(263,390)

Operating expenses:
Selling, general and administrative (includes
non-cash compensation of $360,792, $194,147,
$1,464,607 and $293,822)	1,978,143	1,082,050	4,496,386	2,019,537
Research and development	246,885	250,156	738,403	478,591

Total operating expenses	2,225,028	1,332,206	5,234,789	2,498,128

Operating loss	(2,306,927)	(1,601,447)	(5,425,924)	(2,761,518)

Other income (expense):
Interest expense	(86,356)	(182)	(91,048)	(395)
Interest expense, non-cash contingent beneficial
conversion feature (Note 5)	(2,964,011)	—	(3,106,561)	—
Interest income	41,078	26,238	74,945	64,426
Other income (expense), net	(19,057)	531	(14,174)	(931)

Total other income (expense)	(3,028,346)	26,587	(3,136,838)	63,100

Net loss	$(5,335,273)	$(1,574,860)	$(8,562,762)	$(2,698,418)

Basic and diluted net loss per share	$(0.91)	$(0.40)	$(1.50)	$(0.68)

Basic and diluted weighted
average number of common shares
outstanding	5,846,245	3,961,498	5,709,517	3,961,470

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Consolidated Statements of Cash Flows
Six Month Periods Ended June 30, (Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(8,562,762)	$(2,698,418)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	1,464,607	293,822
Depreciation and amortization	65,434	42,179
Amortization of interest on convertible debt	3,106,561	—
Loss on disposal of equipment	23,539	—
(Increase) decrease in:
Accounts receivable	(101,210)	(98,363)
Inventories	(962,999)	(359,194)
Prepaid expenses and other assets	(474,298)	(6,611)
Increase (decrease) in:
Accounts payable	34,827	23,984
Accrued liabilities and deferred revenue	398,026	176,290

Net cash used by operating activities	(5,008,275)	(2,626,311)

Cash flows from investing activities:
Sale of short term investments	459,848	—
Investment in restricted escrow cash	(1,000,000)	—
Purchases of property and equipment	(329,367)	(50,765)
Purchase of intangibles and other assets	(43,786)	(53,454)

Net cash (used) by investing activities	(913,305)	(104,219)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	5,999,901	—
Payment of deferred financing costs	(160,000)	—
Repayment of line of credit and installment obligations	(54,663)	(2,924)
Proceeds from issuance of common stock	22,201	—

Net cash provided (used) by financing activities	5,807,439	(2,924)

Net (decrease) in cash and cash equivalents	(114,141)	(2,733,454)

Cash and cash equivalents at beginning of period	934,650	4,665,955

Cash and cash equivalents at end of period	$820,509	$1,932,501

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,400	$395

Schedule of non-cash investing and financing transactions
Conversion of Preferred Shares into Common Shares	$1,409,051	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Security With Advanced Technology, Inc. (the “Company” or “SWAT”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2007, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006. The results of operations for the period ended June 30, 2007 are not necessarily an indication of operating results for the full year. Certain amounts in the 2006 interim financial statements have been reclassified to conform to the 2007 presentation.

1.	Going concern, management’s plans, accounting policy and recent accounting pronouncements:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $8,562,762 and $5,008,275, respectively, for the six months ended June 30, 2007.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations during 2007; however, the Company received approximately $6.0 million in a March and April 2007 convertible debt offering. While we expect that recent acquisitions will help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2007 including the following:

1.	Aggressively pursue additional fund raising activities in 2007 in addition to the approximate $6.0 million that has been received in 2007 from the Company's convertible debt offering;

2.	Continue to advance development of the Company's new products, particularly the non-lethal Avurt and MK-IV launchers and associated targets and projectiles, and to begin selling such products in late 2007, thereby generating cash flow from such sales;

3.	Continue to support and expand our wholly-owned subsidiary Vizer Group Inc.’s contract opportunities in both fixed facilities and mobile environments as well as the CommandGrid product, a unique technology which enables easy access and use to maintaining facilities access and surveillance through an online hosted service. The business model for this product is similar to the security alarm business;

4.	Work to capitalize on the supplier relationship we have developed with a lower cost supplier for a high quality warranted product to meet customer demands for a mobile digital video recorder (“DVR”);

5.	Work to complete the re-design of the ShiftWatch™ TVS DVR products to complete the in-process installations and open orders thereby recognizing revenues and generating cash flow from such sales;

6.	Contingent upon the Company’s ability to re-design the ShiftWatch TVS DVR products and the level of sales of such products in 2007, if any, explore alternative revenue sources from licensing or partnering opportunities for the ShiftWatch TVS DVR product line; and

7.	Continue to monitor and implement cost control initiatives to conserve cash.

Recently issued accounting pronouncement

In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We adopted FIN 48 for the fiscal year beginning January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003, and state tax examinations for years before 2002. Management does not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

Loss per share

SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Convertible notes, preferred shares, stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 12,967,000 shares at June 30, 2007 and approximately 3,051,000 shares at June 30, 2006) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

2.	Inventories:

As of June 30, 2007, total inventories consisted of:
Finished products for resale	$146,797
Work-in-process	630,983
Raw materials and components	997,219

Total inventories	$1,774,999

3.	Property and Equipment:

Property and equipment at June 30, 2007, consisted of the following:
Computer equipment and software	$252,457
Office equipment and improvements	357,547
Demonstration vehicles	40,531

650,535
Less accumulated depreciation	208,745

Property and equipment, net	$441,790

4.	Intangible and other assets:

Intangible and other assets consisted of the following at June 30, 2007:

Intangible asset acquired in acquisition	$4,615,135
Patent and trademark applications	215,245
Deferred financing costs, net of $81,702 of accumulated amortization	78,298
Deposits and other	3,672

$4,912,350

The Company is in the process of allocating the fair value of the intangible assets acquired in the acquisition of Vizer and its wholly-owned subsidiary Avurt International, Inc. (“Avurt”) that was effective as of December 31, 2006. The final determination and allocation of fair value is estimated to be completed prior to the first anniversary of the acquisition. The determination of fair value will be made by management as they deem appropriate based upon various means.

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company will amortize these costs over the shorter of the legal life of the patent or its estimated economic life.

5.	Convertible Notes Payable and Credit Arrangements:

Convertible notes payable

On March 26, 2007 and April 12, 2007 the Company completed a $5,999,901 total private placement of unregistered securities consisting of 1,999,967 convertible promissory note units (“Note Units”) at $3.00 per unit with each Note Unit consisting of a 5.1% per annum Convertible Promissory Note (“Note”) due September 30, 2007, unless earlier converted, and warrants (“Investor Warrants”). At June 30, 2007, $5,999,901 was outstanding on the Notes, which are recorded on the accompanying consolidated balance sheet net of the remaining $2,975,042 unamortized discount, which was recorded based on the estimated fair value assigned to the beneficial conversion features and warrants. The Company ascribed a value of $3,756,912 to the Investor Warrants, which is recorded as a discount to notes payable on the accompanying consolidated balance sheet. The fair value ascribed to the Investor Warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.66% to 4.8%; expected life being the life of the Investor Warrants; expected volatility of 74.3% to 81.1%; and expected dividend yield of 0%. In addition to the fair value ascribed to the Investor Warrants, the Company ascribed $2,242,989 to the beneficial conversion feature in the Notes, which is recorded as a discount to notes payable on the accompanying consolidated balance sheet. The values ascribed to the Investor Warrants and beneficial conversion feature follow the guidance of EITF Issue No. 98-5,“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios”, and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instrument” of the FASB’s Emerging Issues Task Force. The fair value of the Investor Warrants and beneficial conversion feature is being amortized to expense over the term of the Notes, which based upon the July 2007 shareholder meeting approval, ended as of July 19, 2007, using the effective interest method. During the three and six month periods ended June 30, 2007, the Company amortized to interest expense $2,886,564 and $3,024,859, respectively, of the loan discount. The balance due under the convertible notes is shown net of the remaining $2,975,042 unamortized discount on the accompanying consolidated balance sheet. Included with accrued expenses as of June 30, 2007, is $79,672 in accrued interest on the convertible notes. Each $3.00 of principal (plus interest) due under the Notes was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) upon shareholder approval of such conversion, which occurred at the July 19, 2007 SWAT 2007 annual meeting of shareholders. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of common stock for each share of Series A Preferred Stock owned.

The Investor Warrants issued in connection with this offering consist of a total of 1,999,967 of Warrant “A”, 866,650 of Warrant “B” and 1,999,967 of Warrant “SWATW”. Warrant “A” is exercisable at $4.75 per share and expires four years from closing; Warrant “B” is exercisable at $5.00 per share and expires four years from closing; and Warrant “SWATW”‘s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the common stock of $13.50 per share. All warrants are exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. Substantially all of the proceeds received in the offering were allocated to the value of the Investor Warrants and the beneficial conversion feature of the Notes. This will result in $5,999,901 of additional interest expense being recorded in 2007 over the six-month life of the Notes.

The Company has agreed to file a registration statement with the SEC for the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock underlying the Notes issued in the March and April 2007 private placement, the shares of common stock issuable upon exercise of the Warrants “A”, the Warrants “B” and the Warrants “SWATW” issued in the March and April 2007 private placement, and the Warrants “SWATW” issued in the March and April 2007 private placement. Certain failures to file the registration statement or to obtain registration statement effectiveness under the terms of the registration rights agreement would require the Company to pay each investor a penalty fee equal to 2% per month up to a maximum of 10% of such investor’s investment. Based upon the Company’s evaluation of the provisions of EITF 00-19-2, “Accounting for Registration Payment Arrangements”, no accrual for penalty fees was deemed necessary at June 30, 2007.

The purpose of the private placement was to raise funds to support the acquisitions of Vizer and Avurt, for ongoing product development and for working capital and general corporate purposes. The offering was conducted in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated there-under. No placement agent was used in the offering.

Credit arrangements

The Company’s subsidiary has a line of credit totaling $50,000 of which $467 is currently outstanding. Advances under the line are made based on the available balance of the line, which matures in May 2011 and bears interest at the prime rate plus 3.25%. The line of credit is collateralized by business assets and is personally guaranteed by the Company’s president.

In connection with the Company’s entering into a supply agreement, the Company’s bank issued a $100,000 letter of credit on behalf of the Company to the supplier, against future purchases.

6.	Stockholders’ equity:

Common stock transactions

During the six months ended June 30, 2007, a total of $5,999,901 received in the private placement of convertible debt securities was allocated to the estimated fair value of the Investor Warrants and the beneficial conversion feature of the Notes, as part of the offering.

During the six months ended June 30, 2007, the holders of a total of 402,586 shares of Series A Convertible Preferred Stock elected to convert such shares into 402,586 shares of the Company’s Common Stock on a one-for-one basis as provided for under the terms of the Series A Preferred Stock. As a result of this conversion a total of $1,409,051 has been reclassified from Preferred Stock to Common Stock on the accompanying consolidated balance sheet as of June 30, 2007.

On March 26, 2007, the holders of 12,229 warrants to acquire a like number of shares of the Company’s common stock, elected to exercise the warrants at the exercise price of $1.66 per share. This generated proceeds to the Company of $20,299.

During the six months ended June 30, 2007, the holder of options to acquire 544 shares of common stock under the Company’s Plan exercised the options to receive 544 common shares, generating cash proceeds of $1,902 to the Company

Stock-based compensation:

SWAT currently provides stock-based compensation to employees and directors, under the Company’s 2004 Stock Incentive Plan (the “Plan”) that has been approved by the Company’s shareholders. On July 19, 2007, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 1,500,000 to 2,000,000. Stock options granted under this plan generally vest over three to four years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. During the three and six month periods ended June 30, 2007 and 2006, SWAT recorded share-based compensation expense related to stock options resulting in non-cash expenses of $360,792, $1,464,607, $194,147 and $293,822, respectively.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2007 and 2006:

	2007	2006
Expected term	10 years	5-10 years
Volatility	76-81%	116%
Risk-free interest rate	4.5-4.9%	4.2%
Dividend yield	0%	0%
Forfeitures	5%	5%

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

A summary of stock option activity of options to employees and directors for the six months ended June 30, 2007, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	837,869	$4.53		$
Granted	759,000	4.75
Exercised	(544)	3.50
Forfeited	(165,152)	5.08

Outstanding at June 30, 2007	1,431,173	$4.58	8.2		$208,000

Exercisable at June 30, 2007	594,782	$4.70	7.7		$122,000

Based upon the Company’s experience, approximately 95% of the above stock options are expected to vest in the future, under their terms.

During the six months ended June 30, 2007, options to purchase 759,000 shares of common stock were granted under the Plan to employees, officers and directors. The options are subject to vesting provisions, are exercisable at a weighted average of $4.75 per share, and expire in ten years. During the six months ended June 30, 2007, 544 options to acquire shares of common stock were exercised at $3.50 each and 165,152 options to acquire shares of common stock were cancelled due to forfeitures. During the six months ended June 30, 2006, no employee stock options were exercised.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $3.90 and $3.20, respectively. The total fair value of stock options granted to employees that vested during the six months ended June 30, 2007 and 2006 was $1,285,200 and $147,100, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders been able to exercise and in fact had exercised their options on June 30, 2007.

A summary of the status of the Company’s non-vested options to acquire common stock granted to employees, officers and directors and changes during the six month period ended June 30, 2007 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	582,901	$4.39	$2.98
Granted	759,000	4.75	3.90
Vested	(359,358)	4.62	3.58
Forfeited	(146,152)	5.08	3.72

Nonvested at June 30, 2007	836,391	$4.50	$3.43

As of June 30, 2007, the Company had approximately $2,216,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately two years.

7.	Industry Segments and Customer Concentration:

Industry Segments

As a result of the Vizer merger that was completed as of December 31, 2006, the Company now operates in business segments that are divided into three distinct business reporting units. The first business unit, called “Division X”, includes the operations of Avurt and our “Veritas Tactical”, which distributes and produces non-lethal personal protection devices and compliance products and creates innovative training systems and tools to increase the quality of training worldwide for law enforcement, militaries, both private and government, and civilians. The second business unit operates within the “Technology Division” and includes the operations of Vizer, which specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems. The third business unit operates within the “Technology Division” and includes the operations of ShiftWatch which is a product line of mobile digital video surveillance solutions for public transportation. All of the industry segments are located at the Company’s headquarters in Westminster, Colorado. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. No industry segment information is reported prior to the December 31, 2006 Vizer merger as previously the Company operated in one business the ShiftWatch unit. Selected financial information from the Company’s business segments is as follows:

Six months ended June 30, 2007	Avurt	Vizer	ShiftWatch	Corporate Overhead / Elimination	Totals
Net sales	$14,250	$347,321	$205,832	$(76,410)	$490,993

Gross profit (loss)	(19,689)	29,734	(201,180)	—	(191,135)

Operating loss	(1,215,827)	(366,733)	(1,270,776)	(2,572,588)	(5,425,924)
Interest expense	3,174	5,981	—	3,188,454	3,197,609
Net loss	(1,219,470)	(372,714)	(1,273,162)	(5,697,416)	(8,562,762)
Depreciation	869	8,008	41,689	14,868	65,434
Capital expenditures	223,383	58,161	47,823	—	329,367
Identifiable assets	2,569,197	456,679	3,507,255	4,726,969	11,260,100

Three months ended June 30, 2007	Avurt	Vizer	ShiftWatch	Corporate Overhead / Elimination	Totals
Net sales	$1,992	$299,317	$113,774	$(76,410)	$338,673
Gross profit (loss)	(25,018)	53,235	(110,116)	—	(81,899)
Operating loss	(383,658)	(241,636)	(823,883)	(857,750)	(2,306,927)
Interest expense	3,174	1,311	(22)	3,045,904	3,050,367
Net loss	(387,251)	(245,347)	(830,219)	(3,872,456)	(5,335,273)
Depreciation	869	7,108	31,939	5,128	45,044

Customer Concentration

As of June 30, 2007, three customers comprised 59%, 13% and 11%, respectively, of the outstanding net accounts receivable balance. For the six-month period ended June 30, 2007, two customers accounted for 35% and 13%, respectively, of net sales and for the three-month period ended June 30, 2007, two customers accounted for 32% and 14%, respectively, of net sales. For the six-month period ended June 30, 2006, two customers accounted for 47% and 28%, respectively, of net sales and for the three-month period ended June 30, 2006, one customer accounted for 98% of net sales.

8.	Commitments and Contingencies:

Supply agreement

On May 30, 2007, the Company entered into a Supply Agreement with Perfect Circle Projectiles, LLC (“PCP”) for the supply of projectile products. The agreement provided for an initial term of up to four years and the Company agreed to certain conditions, including the Company’s providing specified product liability insurance and handling import and export permits and licenses. Additionally, the Company placed $1,000,000 into an escrow account to secure a portion of anticipated future purchases. Subsequent to June 30, 2007, the Company acquired certain assets and rights owned by PCP as described in Note 9, and under its terms the Supply Agreement automatically terminated. In connection with the PCP acquisition, the $1,000,000 held in escrow, was applied at closing to the purchase price.

Legal action

On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against the Company, Vizer and Avurt. PTI alleges in the civil action that the prospective manufacture and distribution of the Company’s non-lethal projectile launchers infringed certain of PTI’s patents and breached a Reseller Agreement and Non-Disclosure Agreement between Vizer and PTI. PTI is seeking (a) unspecified damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. The Company is vigorously defending this matter, including exploring all legal rights and remedies available to it to protect the Company’s products, technology and brand, such as counterclaims against PTI, if appropriate.

9.	Subsequent Events:

Asset acquisition

On July 10, 2007, the Company and PCP Acquisition, Inc., a wholly-owned subsidiary of the Company, executed an Asset Purchase Agreement with Perfect Circle Projectiles, LLC (“PCP”) and Gary E. Gibson (“Gibson”), for the acquisition (the “Acquisition”) of certain assets and rights owned by PCP. The closing of the Acquisition was also completed on July 10, 2007.

The assets acquired by the Company consist of PCP’s spherical projectile business for tactical and related uses including PCP’s and one of its affiliate’s domestic and international patent portfolio, trade secrets, machinery, tooling and associated assets and rights. Consideration paid consisted of $1.0 million in cash, the issuance of 262,964 shares of the Company’s restricted common stock and a six-year Royalty Agreement with PCP. Pursuant to the terms of the Royalty Agreement, the Company will make a quarterly royalty payment to PCP for all live round and inert round spherical projectiles produced by the Company, post closing during the term of the Royalty Agreement. In addition, the Company agreed to make annual minimum royalty payments to PCP during the term of the Royalty Agreement which obligation is secured by a first priority lien in favor of PCP on all assets acquired by the Company in the Acquisition. The annual minimum royalty payments may be prepaid by the Company at any time without premium or penalty.

In connection with the Asset Purchase Agreement, the Company also entered into a Registration Rights Agreement with the equity owners of PCP, a Consulting Agreement with Gibson and PCP, a Patent License Agreement with PCP, a Facilities Agreement with PCP and a Confidentiality and Non-Competition Agreement with PCP and certain key employees of PCP. Pursuant to the terms of the Registration Rights Agreement, the shareholders party thereto holding a majority of the registrable securities may, on one occasion (subject to certain exceptions) at any time after six months following the closing of the Acquisition, demand registration of all or a part of their registrable securities. In addition, each shareholder who is a party to the Registration Rights Agreement has one right (subject to certain exceptions) to require the Company to register such shareholder’s registrable securities in connection with the Company’s filing of a registration for its own securities or securities of other shareholders. Registrable securities include all shares of the Company’s common stock issued in connection with the Acquisition and are subject to the approval of and cutback or elimination by the Company (based upon market conditions).

Pursuant to the terms of the Consulting Agreement, Gibson will provide specified consulting services to the Company, relating to the business and assets acquired from PCP, without cost to the Company. The Consulting Agreement expires upon the termination or expiration of the Royalty Agreement. The Patent License Agreement provides that the Company agrees to license to PCP on an exclusive and perpetual basis and at no cost to PCP the rights to manufacture, have manufactured, use and sell products embodying any claim of the patents acquired by the Company in the Acquisition anywhere in the world for any use other than tactical uses. Pursuant to the terms of the Facilities Agreement, PCP will manufacture products for the Company at PCP’s facilities as requested by the Company, which will reimburse PCP for all actual, direct and incremental out-of-pocket costs incurred by PCP in manufacturing products at PCP’s facilities for the Company. Either party may terminate the Facilities Agreement (a) upon 180 days’ written notice to the other party for any reason or no reason at all or (b) upon 30 days’ written notice to the other party due to such other party’s material breach of the agreement if such breaching party has not cured such breach to the satisfaction of the non-breaching party within such 30-day period. At any time during the term of the Facilities Agreement that the Company is able to manufacture products at its own facilities, the 180-day period set forth above will be reduced to 120 days. Pursuant to the terms of the Confidentiality and Non-Competition Agreement, PCP and each of Gibson and certain employees of PCP agreed not to disclose confidential information of the Company to any third party without the prior written consent of the Company and not to use any confidential information of the Company for the benefit of PCP, any employee of PCP or any third party in competition with the business acquired in the Acquisition (the “Business”). Additionally, PCP, Gibson and certain employees of PCP agreed for period of between two and six years from the closing date of the Acquisition, that each of them would not (i) solicit any client or prospective client of the Business, (ii) advise or recommend solicitation of any client or prospective client of the Business to any other person, or (iii) engage in the Business anywhere in the world in competition with the Business.

Stock Options and Warrants

On August 6, 2007, a total of 212,000 stock options were granted under the Company’s 2004 Stock Incentive Plan to employees exercisable at the then fair market value of $3.83 per share, vesting over a three-year period annually in arrears and expiring in ten years.

On August 6, 2007, a total of 15,000 non-qualified stock purchase warrants were granted to a consultant for services. The warrants are exercisable at the then fair market value of $3.83 per share, vested at the time of grant and expiring in five years.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

        Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB for the year ended December 31, 2006 for a discussion of certain important factors that relate to forward-looking statements contained in this quarterly report on Form 10-QSB. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

                Effective as of December 31, 2006, we completed the acquisition of Vizer Group, Inc. (“Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc. (“Avurt”). As consideration, we issued Vizer’s shareholders 754,380 shares of SWAT newly-issued, restricted common stock. Up to an additional 533,333 shares of our restricted common stock are issuable subject to the terms of an earn-out provision contingent upon the achievement of specified future revenue and operating thresholds. Since the acquisition was completed effective as of December 31, 2006, our consolidated financial statements reflect the acquisition on the consolidated balance sheet and our statements of operations and cash flows for the three and six months ended June 30, 2007, while the statements of operations and cash flows for the three and six months ended June 30, 2006 do not include any results of the acquired companies.

        On July 10, 2007, we acquired the spherical projectile business of Perfect Circle Projectiles, LLC, (“Perfect Circle” or “PCP”) the industry’s leading producer of non-lethal spherical projectiles, for tactical and related uses in our new launchers. The acquisition includes Perfect Circle’s and one of its affiliate’s domestic and international patent portfolio, trade secrets, machinery, tooling and associated assets and rights. Perfect Circle has been producing high quality, reliable projectiles since 1991 and is believed to be one of the only companies in the world producing effective powder filled projectiles for use in non-lethal markets. As consideration, we paid $1.0 million in cash, issued 262,964 shares of the Company’s restricted common stock and executed a six-year Royalty Agreement with PCP. The $1.0 million cash portion of the consideration had been previously funded into an escrow account under a supply agreement with Perfect Circle. Since the acquisition was completed after June 30, 2007, our consolidated financial statements do not reflect the acquisition or the results of operations on the consolidated balance sheet and our statements of operations and cash flows for the periods ended June 30, 2007.

                Prior to the late 2006 acquisition of Vizer and the 2007 acquisition of the spherical projectile business PCP, we marketed high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. We had one principal customer, Kansas City Area Transit Authority, or KCATA, which accounted for a majority of our sales through 2006.

Results of Operations

                In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $8,562,762 and $5,008,275, respectively, for the six months ended June 30, 2007.

                These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations during 2007; however, the Company received approximately $6.0 million in a March and April 2007 convertible debt offering. While we expect that the recent acquisitions will help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2007 including the following:

1.	Aggressively pursue additional fund raising activities in 2007 in addition to the approximate $6.0 million that has been received in 2007 from the Company's convertible debt offering;

2.	Continue to advance development of the Company's new products, particularly the non-lethal Avurt and MK-IV launchers and associated targets and projectiles, and to begin selling such products in late 2007, thereby generating cash flow from such sales;

3.	Continue to support and expand Vizer’s contract opportunities in both fixed facilities and mobile environments as well as the CommandGrid product, a unique technology which enables easy access and use to maintaining facilities access and surveillance through an online hosted service. The business model for this product is similar to the security alarm business;

4.	Work to capitalize on the supplier relationship we have developed with a lower cost supplier for a high quality warranted product to meet customer demands for a mobile DVR;

5.	Work to complete the re-design of the ShiftWatch TVS DVR product to complete the in-process installations and open orders thereby recognizing revenues and generating cash flow from such sales;

6.	Contingent upon the Company’s ability to re-design the ShiftWatch TVS DVR products and the level of sales of such product in 2007, if any, explore alternative revenue sources from licensing or partnering opportunities for the ShiftWatch TVS DVR product; and

7.	Continue to monitor and implement cost control initiatives to conserve cash.

                Due to the performance problems and product failures primarily associated with the late 2006 release of the ShiftWatch TVS 300 product, significant 2006 and interim 2007 product and installation revenues from ongoing contracts have been deferred as of June 30, 2007 pending successful reconfiguration and installation of the product. Approximately $640,000 relating to amounts appropriately billed or collected under the terms of the installation contracts has been recorded as deferred revenue as of June 30, 2007. Such deferred revenues will not be recognizable until the products are working correctly and accepted by the customers. Product handling and installation costs in early 2007 are also running higher. This is due to efforts and costs of not only work done to determine the causes of the failures, but also the additional on-site processes to remove, repair and replace the units. We are currently in contact with our contract hardware supplier to determine the level, if any, of product failure cost relief they could be responsible for and agree to cover. We are also aggressively proceeding with a new hardware source for the re-designed units.

Comparison of the six months ended June 30, 2007 to 2006

                Net sales for the six months ended June 30, 2007 totaled $491,000, which is a $261,800 or 114% increase from net sales of $229,200 for the six months ended June 30, 2006. The change in sales between 2007 and 2006 is attributable to a $23,400 decrease in the revenues from the ShiftWatch division in 2007, offset by the sales from Vizer and Avurt, new in 2007 that totaled approximately $285,200. During the fourth quarter of 2006, the Company determined that the recently released ShiftWatch TVS DVR units were not performing as anticipated. Accordingly, installations in process where slowed down and in some cases suspended. This condition combined with pending warranty work on other units, resulted in approximately $640,000 of cumulative revenues for in-process contracts being deferred and not recognized through June 30, 2007.

                Cost of sales for the six months ended June 30, 2007 totaled $682,100, which is a $189,500 increase as compared to the 2006 period. The change in cost of sales primarily resulted from the additional costs associated with the issues related to the ShiftWatch TVS DVR unit installation, testing and re-work costs that were incurred in 2007. It is expected that the higher level of cost of sales will continue during 2007 as the retrofit work on the hardware configuration and re-installation of the ShiftWatch TCS DVR units continues.

                Selling, general and administrative expenses in the six months ended June 30, 2007 totaled $4,496,400, which is a $2,476,800 or 123% increase as compared to the 2006 period. The increase is primarily attributable to an increase of $1,171,000 in stock-based compensation resulting from option issuances in 2007 combined with additional overhead costs being incurred following the Vizer merger that closed as of December 31, 2006.

                Research and development expenses in the six months ended June 30, 2007 totaled $738,400, which is a $259,800 or 54% increase as compared to the 2006 period. The increase is primarily associated with development costs being incurred in 2007 for the Avurt launcher product and other non-lethal products.

                Interest expense for the six months ended June 30, 2007 totaled $3,197,600, as compared being virtually nil during the 2006 period. The increase was virtually all attributable to the non-cash amortization of the $3,106,600 additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features of the convertible debt offering completed in March and April 2007.

                No income tax benefit was recorded on the loss for the six months ended June 30, 2007, as our management was unable to determine that it was more likely than not that such benefit would be realized. At June 30, 2007, we had a net operating loss carry forward for income tax purposes of approximately $17.6 million, expiring through 2026.

Comparison of the three months ended June 30, 2007 to 2006

                Net sales for the three months ended June 30, 2007 totaled $338,700, which is a $322,300 increase from net sales of $16,400 for the three months ended June 30, 2006. The change in sales between 2007 and 2006 is attributable to a decrease in the revenues from the ShiftWatch division in 2007, offset by the sales from Vizer and Avurt, new in 2007 that totaled approximately $224,900, for the three months ended June 30, 2007. During the fourth quarter of 2006, the Company determined that the recently released ShiftWatch TVS DVR units were not performing as anticipated. Accordingly, installations in process where slowed down and in some cases suspended.

                Cost of sales for the three months ended June 30, 2007 totaled $420,600, which is a $135,000 increase as compared to the 2006 period. The change in cost of sales primarily resulted from the additional costs associated with the issues related to the ShiftWatch TVS DVR unit installation, testing and re-work costs that where incurred in 2007. It is expected that the higher level of cost of sales will during 2007 as the retrofit work on the hardware configuration and re-installation of the ShiftWatch TVS DVR units continues.

                Selling, general and administrative expenses in the three months ended June 30, 2007 totaled $1,978,100, which is an $896,100 or 83% increase as compared to the 2006 period. The increase is primarily attributable to an increase of $166,600 in stock based compensation resulting from option issuances in 2007 combined with additional overhead costs being incurred following the Vizer merger that closed as of December 31, 2006.

                Research and development expenses in the three months ended June 30, 2007 totaled $246,900, which is a $3,300 decrease as compared to the 2006 period. The change is primarily associated with development costs being incurred in 2006 for the ShiftWatch TVS DVR product line and in 2007 for the Avurt launcher product and other non-lethal products.

                Interest expense for the three months ended June 30, 2007 totaled $3,050,400, as compared to being virtually nil during the 2006 period. The increase was virtually all attributable to the non-cash amortization of the $2,964,000 additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offering completed in March and April 2007.

Issuances of Stock Options

                Our board of directors has reserved a total of 2,000,000 shares of our common stock for issuance pursuant to our 2004 Stock Incentive Plan, as amended. Our board of directors administers the plan. On July 19, 2007, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 1,500,000 to 2,000,000. During the six month periods ended June 30, 2007 and 2006, the Company issued options to employees and directors to acquire 759,000 shares of common stock exercisable at an average price of $4.75 and 308,500 shares of common stock, exercisable at an average price of $5.07, respectively.

Liquidity and Capital Resources

                For the six months ended June 30, 2007, we incurred a net loss of $8,563,000 including $4,637,000 in non–cash expenses relating to $1,465,000 in stock based compensation, $3,107,000 in interest accretion on the convertible note offering and $65,000 for depreciation and amortization. We expect our overhead expenses for the remainder of 2007 to remain generally at the levels incurred for the three months ended June 30, 2007. We are currently engaged in product development activities for the products being developed by Avurt and Vizer as well as the ShiftWatch TVS DVR product line. Because of the hardware and performance issues associated with the ShiftWatch TVS DVR product completion and the development status of the Avurt and Vizer products combined with the uncertainty regarding the authorities’ purchasing decisions, we are making no estimates of expected revenues for 2007. We expect, however, that a loss will be incurred for most if not all of 2007.

                At June 30, 2007, we had working capital of $282,500. Included in current liabilities at June 30, 2007 were the convertible notes that totaled $3,024,900 (net of $2,975,000 in unamortized fair value assigned to beneficial conversion feature and warrants). These convertible notes were converted into Preferred Stock equity upon the approval by the Company’s shareholders at the July 19, 2007 Annual Meeting.

                The Company’s subsidiary, Vizer has a line of credit totaling $50,000 of which $467 is currently outstanding. Advances under the line are made based on the available balance of the line, which matures in May 2011 and bears interest at the prime rate plus 3.25%. The line of credit is collateralized by business assets and is personally guaranteed by the Company’s president.

        During May 2007 we entered into a supply agreement with Perfect Circle Projectiles, LLC (“PCP”) and deposited $1.0 million into an escrow account under the terms of the supply agreement. Subsequent to June 30, 2007 we completed an acquisition the spherical projectile business of PCP, which automatically terminated the supply agreement and utilized the $1.0 million in the escrow account to fund the cash portion of the purchase price.

                Capital expenditures, primarily for tooling, development and testing equipment, office equipment and facility improvement costs for the remainder of the fiscal year ending December 31, 2007 are anticipated to total approximately $100,000 to $300,000.

                We anticipate that spending for research and development for the fiscal year ending December 31, 2007, will decrease somewhat from the level of those incurred for the six months ended June 30, 2007. The primary expenditures will be focused on adding new products following the recent acquisitions. We expect that new products and applications and product enhancements will also require additional development expenses.

Operating Activities

                Net cash consumed by operating activities was $5,008,300 during the six months ended June 30, 2007. Cash was consumed by the loss of $8,562,800, less non-cash expenses of $4,636,600, relating to $1,464,600 in non-cash stock based compensation, $3,106,600 in interest accretion on the convertible note offering and $65,400 for depreciation and amortization. Increases in inventories and prepaid expenses and other current assets totaled $1,437,300 during the period due to increases primarily associated with the upcoming launch of the Avurt launcher. Accounts payable, accrued expenses and deferred revenue increased by $432,900 during the period reflecting the associated inventory build-up as well as the deferred revenues associated with the delays in the ShiftWatch TVS DVR product installations, providing cash.

                Net cash consumed by operating activities was $2,626,300 during the six months ended June 30, 2006. Cash was consumed by the loss of $2,698,400, less non-cash expenses of $336,000 for depreciation, amortization and non-cash stock-based compensation. Increases in accounts receivable and inventories totaled $457,600 during the period as a result of increases and anticipated increases in sales levels. Accounts payable, accrued expenses and deferred revenues increased by $200,300, during the period, which provided cash.

Investing Activities

                Net cash outflows from investing activities consumed $913,300 during the six months ended June 30, 2007. The outflow was primarily attributable to the funding of $1.0 million into the PCP supply agreement escrow account plus $373,200 invested in equipment and patents net of an inflow of $460,000 upon the sale of short term investments.

                Net cash outflows from investing activities consumed $104,200 during the six months ended June 30, 2006. The outflow was primarily attributable to purchases of equipment totaling $50,800 and additions to patents and deposits totaling $53,500.

Financing Activities

                Net cash inflows from financing activities generated $5,807,400 during the six months ended June 30, 2007, primarily from the $6.0 million private placement in 2007, net of $160,000 in financing expenses paid and $54,700 in repayments under debt agreements.

                Net cash outflows from financing activities consumed $2,900 during the six months ended June 30, 2006 from repayments on installment obligations.

Recent accounting pronouncement

                In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We adopted FIN 48 for the fiscal year beginning January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003, and state tax examinations for years before 2002. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

Item 3.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

        Our management, including our Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required, in each case at this time except as described below.

        In connection with the December 31, 2006 year end closing and independent audit process, certain material adjustments were made to the 2006 financial statements. These adjustments related to the previous 2006 revenue recognized, costs of goods sold, certain related inventory carrying amounts and costs and computations of amounts allocated to the beneficial conversion feature from the October 2006 offering. As a result of these year end adjustments, our management is currently re-evaluating certain accounting processes and controls to determine the level of changes that may be needed to ensure that material information is made known in a timely manner.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

                On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against the Company, Vizer and Avurt. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of PTI’s patents and breached a Reseller Agreement and Non-Disclosure Agreement between Vizer and PTI.  PTI is seeking (a) unspecified damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. The Company is vigorously defending this matter, including exploring all legal rights and remedies available to it to protect the Company’s products, technology and brand, such as counterclaims against PTI, if appropriate.

                We are not a party to any other legal proceedings, the adverse outcome of which would, in management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        No unregistered equity securities were sold during the period covered by this report, not previously reported on Forms 10-QSB or 8-K.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

        On July 19, 2007, the Company held its 2007 Annual Meeting of Shareholders. At the meeting, the following directors were elected to serve until the next annual meeting or until their successors are elected and qualified:

Name	Shares FOR	WITHHOLD Authority To Vote
Thomas R. Marinelli	4,342,484	158,781
Gregory Pusey	4,342,863	158,766
Scott G. Sutton	4,347,005	154,624
Barry C. Loder	4,343,229	158,400
Gail S. Schoettler	4,342,845	158,784
David E. Welch	4,343,203	158,426
Robert J. Williams	4,343,208	158,421

In addition, the shareholders approved the conversion of $5,999,901 principal amount of our convertible promissory notes into shares of our Series A Convertible Preferred Stock. The number of votes cast for and against, and abstaining are reflected in the table below.

Shares FOR	Shares AGAINST	ABSTAIN
2,655,392	15,160	1,080

The shareholders also authorized an increase the number of shares available for issuance under our 2004 Stock Incentive Plan to 2,000,000 from 1,500,000. The number of votes cast for and against, and abstaining are reflected in the table below.

Shares FOR	Shares AGAINST	ABSTAIN
2,611,558	58,288	1,786

Item 5.   Other Information

None

Item 6.   Exhibits

(a)	Exhibits.

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007	Security With Advanced Technology, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer