Form 10QSB
period 2007-09-30
Security With Advanced Technology, Inc.
filed 2007-11-20
CIK 1216199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32566

SECURITY WITH ADVANCED TECHNOLOGY, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Colorado	20-1978398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10855 Dover Street, Suite 1000, Westminster, Colorado 80021-3936
(Address of principal executive offices) (Zip Code)

(303) 439-0372
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]   No [X]

The number of shares of no par value Common Stock outstanding as of November 16, 2007 was 6,746,422.

Transitional Small Business Disclosure Format (Check one):    Yes   [    ]     No   [X]

SECURITY WITH ADVANCED TECHNOLOGY, INC.

Page
PART 1— Financial Information

Item 1. Condensed Consolidated Unaudited Financial Statements

Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	3

Consolidated Statements of Operations For the Three and Nine
Months Ended September 30, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Cash Flows For the Nine
Months Ended September 30, 2007 and 2006 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements Unaudited	6

Item 2. Management's Discussion and Analysis	17

Item 3. Controls and Procedures	22

PART II - Other Information

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	24

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Unaudited Financial Statements

Security With Advanced Technology, Inc.
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$620,070
Short-term investments	2,853,998
Trade accounts receivable, net of a $56,413 allowance	279,921
Inventories (Note 2)	1,472,488
Prepaid expenses and other current assets	602,682

Total current assets	5,829,159

Property and equipment, net (Note 3)	594,166

Intangible and other assets (Note 4)	7,685,321

Total assets	$14,108,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$852,568
Accrued expenses	673,404
Deferred revenues	503,844
Current portion of long-term debt and capital lease	70,884
Current portion of minimum royalty payments	118,000

Total current liabilities	2,218,700

Long-term debt and capital lease, net of current portion	7,762
Minimum royalty payments, net of current portion and unamortized discount	666,159

Total liabilities	2,892,621

Commitments and contingencies (Note 8)

Shareholders' equity (Note 6):
Preferred stock, no par value, 5,000,000 shares authorized;
3,198,505 Series A shares issued and outstanding	9,727,319
Common Stock, no par value, 30,000,000 shares authorized;
6,441,343 shares issued and outstanding	33,700,747
Accumulated deficit	(32,212,041)

Total shareholders' equity	11,216,025

Total liabilities and shareholders' equity	$14,108,646

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Consolidated Statements of Operations
Periods ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Net sales (Note 7)	$421,601	$18,629	$912,594	$247,840
Cost of sales	746,425	240,554	1,428,553	733,155

Gross profit (loss)	(324,824)	(221,925)	(515,959)	(485,315)

Operating expenses:
Selling, general and administrative (includes
non-cash compensation of $381,404, $187,631,
$1,883,271 and $482,676)	2,530,951	1,095,402	7,027,337	3,114,939
Research and development	214,528	325,215	952,931	803,806

Total operating expenses	2,745,479	1,420,617	7,980,268	3,918,745

Operating loss	(3,070,303)	(1,642,542)	(8,496,227)	(4,404,060)

Other income (expense):
Interest expense	(18,209)	(2,373)	(109,257)	(2,768)
Interest expense, non-cash
contingent beneficial
conversion feature (Note 5)	(3,053,340)	—	(6,159,901)	—
Interest income	22,622	12,897	97,567	77,323
Other income (expense), net	22,954	(657)	8,780	(1,588)

Total other income (expense)	(3,025,973)	9,867	(6,162,811)	72,967

Net loss	(6,096,276)	(1,632,675)	(14,659,038)	(4,331,093)

Deemed dividend arising from
warrant conversion repricing (Note 6)	(2,030,744)	—	(2,030,744)	—

Net loss attributable to Common
Stock shareholders	$(8,127,020)	$(1,632,675)	$(16,689,782)	$(4,331,093)

Basic and diluted net loss per share	$(1.31)	$(0.41)	$(2.84)	$(1.09)

Basic and diluted weighted
average number of common shares
outstanding	6,224,514	3,965,858	5,883,069	3,962,948

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Consolidated Statements of Cash Flows
Nine Month Periods Ended September 30 (Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(14,659,038)	$(4,331,093)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	1,883,271	482,676
Depreciation and amortization	133,511	63,716
Amortization of discount on convertible debt	6,159,901	—
(Increase) decrease in:
Accounts receivable	(174,241)	(143,938)
Inventories	(660,488)	(534,247)
Prepaid expenses and other assets	(513,572)	26,146
Increase (decrease) in:
Accounts payable	181,707	261,951
Accrued liabilities	490,958	116,060
Deferred revenue	294,647	203,033

Net cash (used by) operating activities	(6,863,344)	(3,855,696)

Cash flows from investing activities:
Purchases of short term investments	(853,998)	—
Investment in PCP (Note 9)	(1,000,000)	—
Purchases of property and equipment	(449,893)	(54,830)
Purchase of intangibles and other assets	(142,093)	(85,402)
Advances under note receivable	—	(450,000)

Net cash (used) by investing activities	(2,445,984)	(590,432)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	5,999,901	—
Proceeds from issuance of preferred and common stock from warrant conversion, net of costs	3,208,063	—
Proceeds from issuance of note payable	—	200,000
Payment of deferred financing costs	(160,000)	—
Repayment of line of credit and installment obligations	(75,416)	(4,434)
Proceeds from issuance of Common Stock	22,200	10,826

Net cash provided by financing activities	8,994,748	206,392

Net (decrease) in cash and cash equivalents	(314,580)	(4,239,736)

Cash and cash equivalents at beginning of period	934,650	4,665,955

Cash and cash equivalents at end of period	$620,070	$426,219

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12,500	$1,800

Schedule of non-cash investing and financing transactions
Conversion of preferred stock into common stock	$1,472,041	$—
Conversion of debt into shares of preferred stock	$6,095,723	$—
Conversion of debt into shares of common stock	$—	$3,343,674
Common shares issued in acquisition of PCP	$1,015,041	$—
Minimum royalty obligation issued in acquisition of PCP	$802,921	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

         INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Security With Advanced Technology, Inc. (the “Company” or “SWAT”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2007, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006. The results of operations for the period ended September 30, 2007 are not necessarily an indication of operating results for the full year.

1.	Going concern, management’s plans, accounting policy and recent accounting pronouncements:

               In the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $14,659,000 and $6,863,000, respectively, for the nine months ended September 30, 2007. The net loss included $8,176,700 in non–cash expenses relating to $1,883,300 in stock based compensation, $6,159,900 in interest accretion on the convertible note offering and $133,500 for depreciation and amortization.

               These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations through 2007. However, the Company received approximately $6.0 million in a March and April 2007 convertible debt offering and an additional $3.7 million in a September and October 2007 warrant exercise. While we expect that recent acquisitions and new product developments will help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge cash shortfalls in 2007 and 2008 including the following:

               1.        Continue to advance development of the Company’s new products, particularly the non-lethal Avurt and Veritas launchers, projectiles and other peripheral products and to begin selling these products in late 2007, thereby generating cash flow from these sales;

               2.       Aggressively implement cost control measures to reduce overhead and conserve cash;

               3.        Continue to support and expand our wholly-owned subsidiary Vizer Group Inc.‘s ("Vizer") contract opportunities in both fixed facilities and mobile environments as well as the CommandGrid product, a unique technology which enables easy access and use to maintaining facilities access and surveillance through an online hosted service. The business model for this product is similar to the security alarm business;

               4.        Work to capitalize on the supplier relationships we have developed to reduce product development costs and lower product costs while providing high quality warranted products to meet customer demands in both the non-lethal and security segments;

               5.        Work to complete the re-design of the ShiftWatch™ TVS DVR product to complete the in-process installations and open orders thereby recognizing revenues and generating cash flow from these sales; and

               6.        Contingent upon the Company’s ability to re-design the ShiftWatch™ TVS DVR products and the level of sales of these products in 2007, if any, explore alternative revenue sources from licensing or partnering opportunities for the ShiftWatch™ TVS DVR product line.

               7.        Continue to monitor and implement cost control initiatives to conserve cash.

                Should we be unable to successfully complete development of the products currently in process additional losses would be recorded from the write-off of any costs recorded from inventory, tooling, etc., associated with such products. Additionally, if we are not able to generate additional near term revenues from such products or other products we would need to consider funding alternatives including raising additional funds which would cause additional dilution to the stock held by our current shareholders.

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

               Loss per share

                SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.

                Loss per share of Common Stock is computed based on the weighted average number of common shares outstanding during the period. Convertible notes, preferred shares, stock options and warrants are not considered in the calculation, as the impact of the potential common shares issuance (totaling approximately 12,967,000 shares at September 30, 2007 and approximately 3,051,000 shares at September 30, 2006) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

2.	Inventories:

As of September 30, 2007, total inventories consisted of:
Finished products for resale	$430,532
Work-in-process	652,233
Raw materials and components	389,723

Total inventories	$1,472,488

3.	Property and equipment:

Property and equipment at September 30, 2007, consisted of the following:
Computer equipment and software	$289,325
Office equipment and improvements	170,815
Production equipment and tooling	310,392
Demonstration vehicles	61,919

832,451
Less accumulated depreciation	238,285

Property and equipment, net	$594,166

4.	Intangible and other assets:

Intangible and other assets consisted of the following at September 30, 2007:
Intangible assets acquired in acquisitions	$7,401,418
Patents and patent and trademark applications	274,005
Deposits and other	9,898

$7,685,321

                The Company is in the process of allocating the fair value of the intangible assets acquired in the acquisitions of Vizer and its wholly-owned subsidiary Avurt International, Inc. (“Avurt”) that was effective as of December 31, 2006 and also those acquired in the acquisition of Perfect Circle Projectiles, LLC (“PCP”) on July 10, 2007. Management estimates that the final determination and allocation of fair value will be completed prior to the first anniversary of each of the acquisitions.

                The Company obtained certain patents in the acquisition of PCP. In addition, the Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company will amortize these costs over the shorter of the legal life of the patent or its estimated economic life.

5.	Convertible notes payable and credit arrangements:

                Convertible notes payable

                On March 26, 2007 and April 12, 2007 the Company completed a $5,999,901 total private placement of unregistered securities consisting of 1,999,967 convertible promissory note units (“Note Units”) at $3.00 per unit with each Note Unit consisting of a 5.1% per annum Convertible Promissory Note (“Note”) due September 30, 2007, unless earlier converted, and warrants (“Investor Warrants”). The Company ascribed a value of $3,756,912 to the Investor Warrants, which was recorded as a discount to notes payable.  The fair value ascribed to the Investor Warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions:  risk-free interest rate of 4.66% to 4.8%; expected life being the life of the Investor Warrants; expected volatility of 74.3% to 81.1%; and expected dividend yield of 0%.   In addition to the fair value ascribed to the Investor Warrants, the Company ascribed $2,242,989 to the beneficial conversion feature in the Notes, which was recorded as a discount to notes payable.  The values ascribed to the Investor Warrants and beneficial conversion feature follow the guidance of EITF Issue No. 98-5,“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instrument” of the FASB’s Emerging Issues Task Force.  The Company also incurred approximately $160,000 in offering costs related to the offering of the Note Units. The fair value of the Investor Warrants and beneficial conversion feature and the deferred offering costs were amortized to expense over the term of the Notes, which based upon the July 2007 shareholder meeting approval, ended as of July 19, 2007, using the effective interest method.  During the three and nine month periods ended September 30, 2007, the Company amortized to interest expense $3,053,340 and $6,159,901, respectively, which amount included the $160,000 in offering costs.  In addition, the Company recognized $95,822 in related interest expense based on the terms of the Note, of which $16,150 was recognized in the 3rd quarter of 2007. Each $3.00 of principal (plus interest) due under the Notes was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), or 2,031,907 shares, upon shareholder approval of such conversion, which occurred at the July 19, 2007 SWAT 2007 Annual Meeting of Shareholders. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible for no additional consideration into one share of Common Stock for each share of Series A Preferred Stock owned.

               The Investor Warrants issued in connection with the Note Units offering consist of a total of 1,999,967 of Warrant “A,” 866,650 of Warrant “B” and 1,999,967 of Warrant “SWATW”. Warrant “A” is exercisable at $4.75 per share and expires four years from closing; Warrant “B” is exercisable at $5.00 per share and expires four years from closing; and Warrant “SWATW”‘s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the Common Stock of $13.50 per share. All warrants are exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. Substantially all of the proceeds received in the offering were allocated to the value of the Investor Warrants and the beneficial conversion feature of the Notes.

                The Company agreed to file a registration statement with the United States Securities and Exchange Commission (the “SEC) for the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock underlying the Notes issued in the March and April 2007 private placement, the shares of Common Stock issuable upon exercise of the Warrants “A,” the Warrants “B” and the Warrants “SWATW” issued in the March and April 2007 private placement, and the Warrants “SWATW” issued in the March and April 2007 private placement.  Certain failures to file the registration statement or to obtain registration statement effectiveness under the terms of the registration rights agreement would require the Company to pay each investor a penalty fee equal to 2% per month up to a maximum of 10% of such investor’s investment. The Company filed such registration statement on August 27, 2007 which is pending SEC approval for effectiveness. Based upon the Company’s evaluation of the provisions of EITF 00-19-2, “Accounting for Registration Payment Arrangements,” no accrual for penalty fees was deemed necessary at September 30, 2007.

                The purpose of the private placement was to raise funds to support the acquisitions of Vizer and Avurt, for ongoing product development and for working capital and general corporate purposes.

                Line of Credit and Term Loan

                 Vizer, the Company's wholly-owned subsidiary, has a line of credit totaling $50,000 of which $0 is currently outstanding. In addition, Vizer has a term loan outstanding with the same lender. Advances under the line of credit are made based on the available balance of the line, which matures in May 2011 and bears interest at the prime rate plus 3.25%. The term loan bears interest at 11.50% and is payable in monthly installments of $1,285, including principal and interest. The loan matures in May 2013 and has an outstanding principal balance of $67,819, at September 30, 2007. Both the line of credit and term loan are collateralized by business assets and personally guaranteed by the Company's president.

               On August 31, 2007 the Company was notified by the lender that they deemed the December 2006 acquisition by the Company of Vizer to be a violation and default under the provisions of the agreements. The Company has accordingly classified the remaining balance under the note as a current liability as of September 30, 2007.

Letter of Credit

                In connection with the Company’s entering into a supply agreement, the Company’s bank issued a $100,000 letter of credit on behalf of the Company to the supplier, against future purchases. In August, 2007, the Company ceased doing business with this supplier. As a result, the letter of credit has been cancelled.

6.	Shareholders’ equity:

                Common stock transactions

                Between September 17, 2007 and September 27, 2007, holders of 1,153,750 “B” Warrants entered into Warrant Conversion Agreements (the “Warrant Conversion Agreements”) with the Company pursuant to which such holders agreed to exercise their “B” Warrants for an aggregate of approximately 294,250 shares of the Company’s Common Stock and an aggregate of 860,000 shares of the Company’s Series A Preferred Stock at $3.20 per share each. The closing of the Warrant Conversion Agreements was effective September 28, 2007 and generated gross proceeds to the Company of approximately $3,692,000 of which $3,367,773, representing 860,000 shares of Series A Preferred Stock and 192,429 shares of Common Stock, had been received by the Company on or before September 30, 2007. The remaining funds were received in October 2007. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and each share of Series A Preferred Stock is convertible for no additional consideration into one share of Common Stock. The change in the value of the warrants as a result of the repricing was determined to be, in substance,  a deemed dividend applicable to those warrant holders (presented as an increase in net loss attributable to common shareholders).  The deemed dividend was computed based upon the Black-Scholes valuation model.

                Additionally, each holder of “B” Warrants that exercised their “B” Warrants pursuant to the terms of the Warrant Conversion Agreement received “B” Replacement Warrants (“‘B’ Replacement Warrants’”) equal to the number of “B” Warrants exercised at $3.20 per share. Accordingly, an aggregate of approximately 1,165,500 “B” Replacement Warrants were issued by the Company to such holders. The “B” Replacement Warrants are exercisable for shares of the Company’s Common Stock at $4.30 per share commencing six months from the date of issuance of the “B” Replacement Warrants and ending on the three year anniversary of such date. The “B” Replacement Warrants may be exercised on a cashless basis beginning one year following the date of issuance of the “B” Replacement Warrants. The terms of the “B” Replacement Warrants contain conventional adjustments for stock splits and similar events as contained in the “B” Warrants and, except as otherwise set forth in the “B” Replacement Warrants and the Warrant Conversion Agreement, the terms of the “B” Replacement Warrants are substantially identical to the terms of the “B” Warrants.

               The Company is in discussions with certain consultants for the payment of consulting fees for services rendered in connection with the exercise of the “B” Warrants. The Company may agree to pay the consultants a cash fee of up to 4% plus a warrant equal to 4% of the gross proceeds to the Company.

               The purpose of the offering was to raise funds for product sales, marketing, promotion, inventory purchases and tooling and for working capital and general corporate purposes.

               The exercise of the “B” Warrants and the issuance of the “B” Replacement Warrants were exempt from registration under Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, based upon the Company’s compliance with such rules and regulations. The Company received representations and warranties from all participating holders that they are “accredited investors” (as such term is defined in Rule 501 of Regulation D) and no form of general solicitation or general advertising was conducted in connection with the offering. The securities contain restrictions on transfer in accordance with the rules and regulations of the Securities Act and Regulation D.

                During the nine months ended September 30, 2007, the holders of a total of 402,586 shares of Series A Preferred Stock elected to convert such shares into 402,586 shares of the Company’s Common Stock on a one-for-one basis as provided for under the terms of the Series A Preferred Stock. As a result of this conversion a total of $1,409,051 has been reclassified from Preferred Stock to Common Stock on the accompanying consolidated balance sheet as of September 30, 2007.

                On March 26, 2007, the holders of 12,229 warrants to acquire a like number of shares of the Company’s Common Stock, elected to exercise the warrants at the exercise price of $1.66 per share. This generated proceeds to the Company of $20,299.

                During the nine months ended September 30, 2007, the holder of options to acquire 544 shares of Common Stock under the Company's 2004 Stock Incentive Plan (the "Plan") exercised the options to receive 544 shares of Common Stock, generating cash proceeds of $1,901 to the Company.

                Stock-based compensation:

                SWAT currently provides stock-based compensation to employees and directors under the Plan that has been approved by the Company’s shareholders. On July 19, 2007, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved for issuance under the Plan from 1,500,000 to 2,000,000. Stock options granted under the Plan generally vest over two to four years from the date of grant, as specified in the Plan or by the compensation committee of the Company’s board of directors, and are exercisable for a period of up to ten years from the date of grant. During the three and nine month periods ended September 30, 2007 and 2006, SWAT recorded share-based compensation expense related to stock options resulting in non-cash expenses of $381,404, $1,846,012, $187,631 and $481,453, respectively. Additionally during the three and nine months ended September 30, 2007, a non-cash expense of $37,259 was recorded based upon the value of non-qualified options to acquire 15,000 shares of Common Stock issued to a consultant.

                The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2007 and 2006:

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

          A summary of stock option activity of options to employees and directors for the nine months ended September 30, 2007, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	837,869	$4.53		$
Granted	1,091,000	4.44
Exercised	(544)	3.50
Forfeited	(183,483)	5.08

Outstanding at September 30, 2007	1,744,842	$4.46	8.3	$	Nil

Exercisable at September 30, 2007	579,055	$4.68	7.4	$	Nil

                Based upon the Company’s experience, approximately 95% of the above stock options are expected to vest in the future, under their terms.

                During the nine months ended September 30, 2007, options to purchase 1,091,000 shares of Common Stock were granted under the Plan to employees, officers and directors. The options are subject to vesting provisions, are exercisable at a weighted average of $4.44 per share, and expire in ten years. During the nine months ended September 30, 2007, 544 options to acquire shares of Common Stock were exercised at $3.50 each and 183,483 options to acquire shares of Common Stock were cancelled due to forfeitures. During the nine months ended September 30, 2006, no employee stock options were exercised.

                The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $3.65 and $3.20, respectively. The total fair value of stock options granted to employees that vested during the nine months ended September 30, 2007 and 2006 was $3,978,706 and $949,925, respectively.

                The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders been able to exercise and in fact had exercised their options on September 30, 2007.

                A summary of the status of the Company’s non-vested options to acquire Common Stock granted to employees, officers and directors and changes during the nine month period ended September 30, 2007 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	582,901	$4.39	$2.98
Granted	1,091,000	4.44	3.65
Vested	(361,964)	4.62	3.57
Forfeited	(146,150)	5.08	3.72

Nonvested at September 30, 2007	1,165,787	$4.28	$3.33

                As of September 30, 2007, the Company had approximately $2,805,000 of unrecognized non-cash compensation cost related to stock options that will be recorded over a weighted average period of approximately two years.

               On August 6, 2007, a total of 15,000 non-qualified stock purchase warrants were granted to a consultant for services. The warrants are exercisable at the then fair market value of $3.83 per share, vested at the time of grant and expire five years from the date of grant.

7.	Industry segments and customer concentration:

                 Industry segments

                As a result of the Vizer merger that was completed as of December 31, 2006, the Company now operates in business segments that are divided into three distinct business reporting units. The first business unit, called “Avurt,” includes the operations of Avurt and our “Veritas Tactical,” which distributes and produces non-lethal personal protection devices and compliance products and creates innovative training systems and tools to increase the quality of training worldwide for law enforcement, militaries, both private and government, and civilians. Avurt also includes the results of the recently acquired Perfect Circle operations. The second business unit operates within the “Technology Division” and includes the operations of Vizer, which specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems. The third business unit operates within the “Technology Division” and includes the operations of ShiftWatch which is a product line of mobile digital video surveillance solutions for public transportation. All of the industry segments are located at the Company’s headquarters in Westminster, Colorado. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. No industry segment information is reported prior to the December 31, 2006 Vizer merger as previously the Company operated in one business the ShiftWatch unit. Selected financial information from the Company’s business segments is as follows:

Nine months ended September 30, 2007	Avurt	Vizer	ShiftWatch	Corporate Overhead / Elimination	Totals
Net sales	$151,100	$536,100	$301,800	$(76,400)	$912,600
Gross profit (loss)	(159,200)	72,100	(428,900)	—	(516,000)
Operating loss	(2,015,200)	(594,500)	(1,925,900)	(3,960,600)	(8,496,200)
Interest expense	6,400	6,000	96,900	6,159,900	6,269,200
Net loss	(2,029,800)	(564,900)	(1,943,800)	(10,120,500)	(14,659,000)
Depreciation	4,900	16,900	64,500	—	86,300
Capital expenditures	390,400	50,700	8,800	—	449,900
Identifiable assets	2,917,700	414,300	4,414,600	6,362,000	14,108,600

Three months ended September 30, 2007	Avurt	Vizer	ShiftWatch	Corporate Overhead / Elimination	Totals
Net sales	$136,800	$188,800	$96,000	$—	$421,600
Gross profit (loss)	(139,500)	42,400	(227,700)	—	(324,800)
Operating loss	(799,400)	(227,800)	(655,100)	(1,388,000)	(3,070,300)
Interest expense	3,200	—	96,900	2,971,400	3,071,500
Net loss	(810,300)	(192,200)	(670,600)	(4,423,200)	(6,096,300)
Depreciation	4,000	8,900	8,000	—	20,900

                Customer concentration

                As of September 30, 2007, two customers comprised 23% and 14%, respectively, of the outstanding total accounts receivable balance. For the nine-month period ended September 30, 2007, two customers accounted for 24% and 10%, respectively, of net sales and for the three-month period ended September 30, 2007, five customers accounted for 16%, 14%, 13%, 12% and 11%, respectively, of net sales. For the nine-month period ended September 30, 2006, three customers accounted for 44%, 26% and 11%, respectively, of net sales and for the three-month period ended September 30, 2006, one customer accounted for 100% of net sales.

8.	Commitments and contingencies:

                Facility lease

                On August 23, 2007, the Company entered into a facility lease agreement for 19,941 square feet of new office space to replace the current office space. The facility lease is for a period of five years and six months beginning November 2007.

               The future minimum lease payments required under the non-cancelable operating lease total approximately $31,600 for the remainder of 2007; $190,400 for 2008; $196,100 for 2009; $202,000 for 2010; $208,000 for 2011, $183,000 for 2012 and $95,000 for 2013.

                Supply agreement

                On May 30, 2007, the Company’s wholly owned subsidiary, PCP Acquisition, Inc., entered into a Supply Agreement with PCP for the supply of projectile products. The agreement provided for an initial term of up to four years and the Company agreed to certain conditions, including the Company’s providing specified product liability insurance and handling import and export permits and licenses. Additionally, the Company placed $1,000,000 into an escrow account to secure a portion of anticipated future purchases. During July 2007, the Company acquired certain assets and rights owned by PCP as described in Note 9 – Asset Acquisition, and under its terms the Supply Agreement automatically terminated. In connection with the PCP acquisition, the $1,000,000 held in escrow was applied at closing to the purchase price.

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

               In connection with the Company’s defense of this lawsuit, on June 28, 2007, the Company filed documentation with the United States Patent and Trademark Office (“USPTO”) requesting that the USPTO re-examine two patents issued to PTI (US Patent Nos. 6,393,992 and 7,194,960) that are the subject of the alleged patent infringement claims in the lawsuit. The Company’s filing with the USPTO sought re-examination of the patents based upon 13 substantial new questions of patentability relating to the validity of the patents. On September 28, 2007, the USPTO notified the Company that the USPTO has granted the Company’s requests to re-examine these two patents based upon 12 of the 13 substantial new questions of patentability presented by the Company. The Company has filed a motion requesting a stay in the lawsuit, pending the outcome of the examination of the USPTO and is awaiting a decision on this motion.

9.	Asset acquisition:

               On July 10, 2007, the Company acquired certain assets and rights owned by PCP.

               The assets acquired by the Subsidiary in the acquisition consist of PCP’s spherical projectile business for tactical and related uses including PCP’s and one of its affiliate’s domestic and international patent portfolio, trade secrets, machinery, tooling and associated assets and rights. Consideration paid consisted of $1.0 million in cash, the issuance of 262,964 restricted shares of the Company’s Common Stock and a six year Royalty Agreement with PCP. Pursuant to the terms of the Royalty Agreement, the Subsidiary will make a quarterly royalty payment to PCP for all live round and inert round spherical projectiles produced by the Subsidiary during the term of the Royalty Agreement. In addition, the Subsidiary will make annual minimum royalty payments to PCP during the term of the Royalty Agreement which obligation is secured by a first priority lien in favor of PCP on all assets acquired by Subsidiary in the acquisition. The annual minimum royalty payments may be prepaid by the Subsidiary at any time without premium or penalty. The Royalty Agreement requires minimum gross payments of $105,000 the first year, $157,000 in year two and $215,000 annually in years three to six.

                In connection with the Asset Purchase Agreement, the Company also entered into a Registration Rights Agreement with the equity owners of PCP, a Consulting Agreement with Gibson and PCP, a Patent License Agreement with PCP, a Facilities Agreement with PCP and a Confidentiality and Non-Competition Agreement with PCP and certain key employees of PCP. Pursuant to the terms of the Registration Rights Agreement, the shareholders party thereto holding a majority of the registrable securities may, on one occasion (subject to certain exceptions) at any time after six months following the closing of the Asset Purchase Agreement, demand registration of all or a part of their registrable securities. In addition, each shareholder who is a party to the Registration Rights Agreement has one right (subject to certain exceptions) to require the Company to register such shareholder’s registrable securities in connection with the Company’s filing of a registration for its own securities or securities of other shareholders. Registrable securities include all shares of Common Stock of the Company issued in connection with the Asset Purchase Agreement and are subject to the approval of and cutback or elimination by the Company (based upon market conditions).

Following is a summary of the computation and allocation of the purchase price for the acquired business:

Consideration paid in acquisition:
Cash paid to seller	$1,000,000
Common stock issued to seller (a)	1,015,041
Minimum future royalty payment obligation (discounted at estimated SWAT
effective borrowing rate) (b)	802,921
Closing costs and expenses	50,320

Total purchase price to be allocated	$2,868,282

Allocation to acquired assets:
Tooling and machinery	$65,000
Patents	17,000
Intangible assets (excess consideration over identifiable assets) (c)	2,786,282

Total purchase price to be allocated	$2,868,282

Notes:

    (a)        The 262,964 restricted the Common Stock issued at closing were valued at the estimated fair market value based upon the ten day average closing price prior to closing.

    (b)        Minimum royalty amount recorded as purchase liability at closing, discounted at an assumed interest rate of 9%. Additional royalties payable over the royalty term above the minimum will be recorded as known. Interest expense totaling approximately $299,000 will be recognized over the term of the royalty agreement on a straight-line basis.

    (c)        Intangible assets allocation consists of patents, trade secrets, product rights, customer list. Average weighted life is estimated at nine years, which will result in additional annual amortization expense of approximately $318,000 per year ($77,000 per quarter).

10.	Subsequent events:

               Subsequent to September 30, 2007, the holder of 203,258 Series A Preferred Shares elected to convert their shares into Common Shares on a one-for-one basis as provided under their terms and the $609,774 cost basis of such shares was therefore transferred to Common Stock.

               Additionally as disclosed in Note 6 the Company received $324,227 in proceeds from the final 101,821 shares arising from the warrant conversion.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

        Effective as of December 31, 2006, we completed the acquisition of Vizer Group, Inc. (“Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc. (“Avurt”). As consideration, we issued Vizer’s shareholders 754,380 shares of SWAT newly-issued, restricted Common Ctock. Up to an additional 533,333 shares of our restricted Common Ctock are issuable subject to the terms of an earn-out provision contingent upon the achievement of specified future revenue and operating thresholds. Since the acquisition was completed effective as of December 31, 2006, our consolidated financial statements reflect the acquisition on the consolidated balance sheet and our statements of operations and cash flows for the three and nine months ended September 30, 2007, while the statements of operations and cash flows for the three and nine months ended September 30, 2006 do not include any results of the acquired companies.

        On July 10, 2007, we acquired the spherical projectile business of Perfect Circle Projectiles, LLC, (“Perfect Circle” or “PCP”) the industry’s leading producer of non-lethal spherical projectiles, for tactical and related uses in our new launchers. The acquisition included Perfect Circle’s and one of its affiliate’s domestic and international patent portfolio, trade secrets, machinery, tooling and associated assets and rights. Perfect Circle has been producing high quality, reliable projectiles since 1991 and is believed to be one of the only companies in the world producing effective powder filled projectiles for use in non-lethal markets. As consideration, we paid $1.0 million in cash, issued 262,964 shares of the Company’s restricted Common Stock and executed a six-year Royalty Agreement with PCP. The $1.0 million cash portion of the consideration had been previously funded into an escrow account under a supply agreement with Perfect Circle. Our consolidated financial statements reflect the acquisition and the results of operations on the consolidated balance sheet as of September 30, 2007 and our statements of operations and cash flows include the operating results of the assets acquired from PCP for the period July 11 through September 30, 2007.

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

Results of Operations

        In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $14,659,000 and $6,863,000, respectively, for the nine months ended September 30, 2007. The net loss included $8,176,700 in non-cash expenses relating to $1,883,300 in stock based compensation, $6,159,900 in interest accretion on the convertible note offering and $133,500 for depreciation and amortization.

        These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations during 2007; however, the Company received approximately $6.0 million in a March and April 2007 convertible debt offering and an additional $3.7 million in a September and October 2007 warrant exercise. While we expect that recent acquisitions and new product developments will help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2007 and 2008 including the following:

    1.        Continue to advance development of the Company’s new products, particularly the non-lethal Avurt and Veritas launchers, projectiles and other peripheral products and to begin selling these products in late 2007, thereby generating cash flow from these sales;

    2.        Aggressively implement cost control measures to reduce overhead and conserve cash;

    3.        Continue to support and expand our wholly-owned subsidiary Vizer Group Inc.‘s ("Vizer") contract opportunities in both fixed facilities and mobile environments as well as the CommandGrid product, a unique technology which enables easy access and use to maintaining facilities access and surveillance through an online hosted service. The business model for this product is similar to the security alarm business;

    4.        Work to capitalize on the supplier relationships we have developed to a reduce product development costs and lower product costs while providing high quality warranted products to meet customer demands in both the non-lethal and security segments;

    5.        Work to complete the re-design of the ShiftWatch™ TVS DVR products to complete the in-process installations and open orders thereby recognizing revenues and generating cash flow from these sales; and

    6.        Contingent upon the Company’s ability to re-design the ShiftWatch™ TVS DVR products and the level of sales of these products in 2007, if any, explore alternative revenue sources from licensing or partnering opportunities for the ShiftWatch™ TVS DVR product line.

     7.        Continue to monitor and implement cost control initiatives to conserve cash.

        Due to performance problems and product failures primarily associated with the late 2006 release of the ShiftWatch™ TVS 300 product, significant 2006 and interim 2007 product and installation revenues from ongoing contracts have been deferred as of September 30, 2007 pending successful reconfiguration and installation of the product. Approximately $504,000 relating to amounts appropriately billed or collected under the terms of installation contracts has been recorded as deferred revenue as of September 30, 2007. Such deferred revenues will not be recognizable until the products are working correctly and accepted by our customers. Product handling and installation costs in early 2007 are also running higher. This is due to efforts and costs of not only work done to determine the causes of the failures, but also the additional on-site processes to remove, repair and replace the units. We are currently in contact with our contract hardware supplier to determine the level, if any, of product failure cost relief they could be responsible for and agree to cover. We are also aggressively proceeding with a new hardware source for the re-designed units.

Comparison of the nine months ended September 30, 2007 to 2006

        Net sales for the nine months ended September 30, 2007 totaled $912,600, which is a $664,800 or 268% increase from net sales of $247,800 for the nine months ended September 30, 2006. The change in sales between 2007 and 2006 is attributable to a $53,900 increase in the revenues from the ShiftWatch division to a total of $301,800 in 2007, in addition to the sales $459,700 in sales from Vizer and $151,100 in sales from Avurt, both acquired in 2007. The Company had previously determined that the ShiftWatch™ TVS DVR units were not performing as anticipated. Accordingly, installations in process where slowed down and in some cases suspended. This condition combined with pending warranty work on other units, resulted in approximately $504,000 of cumulative revenues for in-process contracts being deferred and not recognized in revenue as of September 30, 2007.

        Cost of sales for the nine months ended September 30, 2007 totaled $1,428,600, which is a $695,400 increase as compared to the 2006 period. Cost of sales related to the ShiftWatch™ TVS DVR unit business totaled $730,700, primarily resulting from the additional costs associated with the issues related to the ShiftWatch™ TVS DVR unit installation, testing and re-work costs that were incurred in 2007. It is expected that the higher level of cost of sales will continue during 2007 as the retrofit work on the hardware configuration and re-installation of the ShiftWatch™ TCS DVR units continues. The remaining increase is associated with the acquired Vizer and Avurt businesses.

        Selling, general and administrative expenses in the nine months ended September 30, 2007 totaled $7,027,300, which is a $3,912,400 or 126% increase as compared to the 2006 period. The increase is primarily attributable to an increase of $1,366,300 in non-cash stock-based compensation resulting from option issuances in 2007. In addition, the Vizer merger that closed as of December 31, 2006 resulted in additional overhead costs and also increased marketing expenses and personnel additions in anticipation of Avurt launcher and other non-lethal products. The Company also incurred significant legal fees associated with defending the Pepperball lawsuit.

        Research and development expenses in the nine months ended September 30, 2007 totaled $952,900, which is a $149,100 or 19% increase as compared to the 2006 period. The increase is the net result of a decrease of approximately $510,000 in research and development expense related to the ShiftWatch™ TCS DVR business which was more than offset by the research and development costs associated with Avurt launcher and other non-lethal products.

        Interest expense for the nine months ended September 30, 2007 totaled $6,269,200, as compared being virtually nil during the 2006 period. The increase was virtually all attributable to the non-cash amortization of the $6,159,900 additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features of the convertible debt offering completed in March and April 2007.

        No income tax benefit was recorded on the loss for the nine months ended September 30, 2007, as our management was unable to determine that it was more likely than not that such benefit would be realized. At September 30, 2007, we had a net operating loss carry forward for income tax purposes of approximately $20 million, expiring through 2026.

Comparison of the three months ended September 30, 2007 to 2006

        Net sales for the three months ended September 30, 2007 totaled $421,600, which is a $403,000 increase from net sales of $18,600 for the three months ended September 30, 2006. The increase in sales between 2007 and 2006 is attributable to an increase in the revenues from the ShiftWatch division in 2007 of approximately $96,000, in addition to sales from Vizer and Avurt, acquired in 2007, that totaled approximately $307,100, for the three months ended September 30, 2007.

        Cost of sales for the three months ended September 30, 2007 totaled $746,400, which is a $505,900 increase as compared to the 2006 period. The change in cost of sales primarily resulted from $325,600 of additional costs associated with the issues related to the ShiftWatch™ TVS DVR unit installation, testing and re-work costs that where incurred in 2007. It is expected that the higher level of cost of sales will during 2007 as the retrofit work on the hardware configuration and re-installation of the ShiftWatch™TVS DVR units continues. The remaining increase is associated with the acquired Vizer and Avurt businesses.

        Selling, general and administrative expenses in the three months ended September 30, 2007 totaled $2,531,000, which is an $1,435,500 or 131% increase as compared to the 2006 period. The increase is primarily attributable to an increase of $193,800 in non-cash stock based compensation resulting from option issuances in 2007 combined with additional marketing, legal and overhead costs being incurred following the Vizer merger that closed as of December 31, 2006 and as a result of the PepperBall litigation.

        Research and development expenses in the three months ended September 30, 2007 totaled $214,500, which is a $110,700 decrease as compared to the 2006 period. The change is primarily due to the slowdown in development costs associated with the ShiftWatch™ TVS DVR product line which is partially offset by research and development costs associated with the Avurt launcher and other non-lethal products.

        Interest expense for the three months ended September 30, 2007 totaled $3,071,500, as compared to being virtually nil during the 2006 period. The increase was virtually all attributable to the non-cash amortization of the $3,053,300 additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offering completed in March and April 2007.

Issuances of Stock Options

        Our board of directors has reserved a total of 2,000,000 shares of our Common Stock for issuance pursuant to our 2004 Stock Incentive Plan, as amended. Our board of directors administers the plan. On July 19, 2007, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 1,500,000 to 2,000,000. During the nine month periods ended September 30, 2007 and 2006, the Company issued options to employees and directors to acquire 1,091,000 shares of Common Stock exercisable at an average price of $4.44 and 308,500 shares of Common Stock, exercisable at an average price of $5.07, respectively.

Liquidity and Capital Resources

         For the nine months ended September 30, 2007, we incurred a net loss of $14,659,000 including $8,176,700 in non–cash expenses relating to $1,883,300 in employee and consultant stock based compensation, $6,159,900 in interest accretion on the convertible note offering including deferred financing costs and $133,500 for depreciation and amortization. We expect our overhead expenses for the remainder of 2007 to generally reduce from the levels incurred for the three months ended September 30, 2007, based upon the recent implementation of staff and overhead reductions. We are currently engaged in product development activities for the products being developed by Avurt and Vizer as well as the ShiftWatch™ TVS DVR product line. Because of the hardware and performance issues associated with the ShiftWatch™ TVS DVR product completion and the development status of the Avurt and Vizer products combined with the uncertainty regarding the authorities’ purchasing decisions, we are making no estimates of expected revenues for 2007. We expect, however, that a loss will be incurred for 2007.

        At September 30, 2007, we had working capital of $3,610,500. Vizer, the Company’s wholly-owned subsidiary ,had a line of credit totaling $50,000 which has been terminated. In addition, Vizer has a term loan outstanding with the same lender. Advances under the line of credit are made based on the available balance of the line, which matures in May 2011 and bears interest at the prime rate plus 3.25%. The term loan bears interest at 11.50% and is payable in monthly installments of $1,285, including principal and interest. The loan matures in May 2013 and has an outstanding principal balance of $67,819, at September 30, 2007. Both the line of credit and term loan are collateralized by business assets and personally guaranteed by the Company’s President. On August 31, 2007 the Company was notified by the lender that they deemed the December 2006 acquisition by the Company of Vizer to be a violation and default under the provisions of the agreements. The Company has accordingly classified the remaining balance under the note as a current liability as of September 30, 2007.

        During May 2007 we entered into a supply agreement with PCP and deposited $1.0 million into an escrow account under the terms of the supply agreement. In July 2007 we completed the acquisition the spherical projectile business of PCP, which automatically terminated the supply agreement and utilized the $1.0 million in the escrow account to fund the cash portion of the purchase price.

        Capital expenditures, primarily for tooling, development and testing equipment, office equipment and facility improvement costs for the remainder of the fiscal year ending December 31, 2007 are anticipated to total approximately $50,000 to 100,000.

        We anticipate that spending for research and development for the remainder of the fiscal year ending December 31, 2007, will remain generally consistent with the level of those incurred for the three months ended September 30, 2007. The primary expenditures will be focused on completing new products for the launcher business following the December 2006 acquisitions. We expect that new products and applications and product enhancements will also require additional development expenses.

         Should we be unable to successfully complete development of the products currently in process additional losses would be recorded from the write-off of any costs recorded from inventory, tooling, etc., associated with those products. Additionally, if we are not able to generate additional near term revenues from those or other products we would need to consider funding alternatives including raising additional funds which would cause additional dilution to the stock held by our current shareholders.

Operating Activities

         Net cash consumed by operating activities was $6,863,300 during the nine months ended September 30, 2007. Cash was consumed by the loss of $14,659,000, less non-cash expenses of $8,176,700 in non-cash expenses relating to $1,883,300 in employee and consultant stock based compensation, $6,159,900 in interest accretion on the convertible note offering including deferred financing costs and $133,500 for depreciation and amortization. Increases in inventories and prepaid expenses and other current assets totaled $1,334,000 during the period due to increases primarily associated with the upcoming launch of the Avurt launcher. Accounts payable, accrued expenses and deferred revenue increased by $967,300 during the period reflecting the associated inventory build-up as well as the deferred revenues associated with the delays in the ShiftWatch™ TVS DVR product installations, reduced the cash consumed in operating activities.

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

Investing Activities

        Net cash outflows from investing activities consumed $2,446,000 during the nine months ended September 30, 2007. The outflow was primarily attributable to the funding of $1.0 million into the PCP supply agreement escrow account plus $592,000 invested in equipment and patents net plus $854,000 invested in short term investments.

        Net cash outflows from investing activities consumed $590,400 during the nine months ended September 30, 2006. The outflow was primarily attributable to advances made on the note receivable under the merger agreement with Vizer and Avurt of $450,000, purchases of equipment totaling $54,800 and additions to patents and deposits totaling $85,600.

Financing Activities

        Net cash inflows from financing activities generated $8,994,700 during the nine months ended September 30, 2007, primarily from the $6.0 million private placement in 2007, net of $160,000 in financing expenses paid plus $3,208,000 generated from the September 2007 warrant conversion, net of costs and $75,400 consumed in repayments under debt agreements.

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

Item 3.   Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

        Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required, in each case at this time except as described below.

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

        In connection with the Company’s defense of this lawsuit, on June 28, 2007, the Company filed documentation with the United States Patent and Trademark Office (“USPTO”) requesting that the USPTO re-examine two patents issued to PTI (US Patent Nos. 6,393,992 and 7,194,960) that are the subject of the alleged patent infringement claims in the lawsuit. The Company’s filing with the USPTO sought re-examination of the patents based upon 13 substantial new questions of patentability relating to the validity of the patents. On September 28, 2007, the USPTO notified the Company that the USPTO has granted the Company’s requests to re-examine these two patents based upon 12 of the 13 substantial new questions of patentability presented by the Company. The Company has filed a motion requesting a stay in the lawsuit, pending the outcome of the examination of the USPTO and is awaiting a decision on this motion.

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

In addition, the shareholders approved the conversion of $5,999,901 principal amount of our convertible promissory notes into shares of our Series A Preferred Stock. The number of votes cast for and against, and abstaining are reflected in the table below.

Shares FOR	Shares AGAINST	ABSTAIN
2,655,392	15,160	1,080

The shareholders also authorized an increase the number of shares available for issuance under our 2004 Stock Incentive Plan to 2,000,000 from 1,500,000. The number of votes cast for and against, and abstaining are reflected in the table below.

Shares FOR	Shares AGAINST	ABSTAIN
2,611,558	58,288	1,786

Item 5.   Other Information

None

Item 6.   Exhibits

(a)	Exhibits.

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) - Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007	Security With Advanced Technology, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Executive Officer