Form 10KSB
period 2007-12-31
Security With Advanced Technology, Inc.
filed 2008-04-17
CIK 1216199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007

( )	Transition Report Pursuant Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________

Commission file number: 0-50019

SECURITY WITH ADVANCED TECHNOLOGY, INC
(Name of small business issuer in its charter)

Colorado	20-1978398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1722 Boxelder St., Suite 101 Louisville, Colorado	80027
(Address of principal executive office)	(Zip Code)

Issuer's telephone number, including area code: (303) 439-0372

Securities Registered Under Section 12(b) of the Exchange Act:

Title of each Class	Name of each Exchange on Which Registered
None	None

Securities Registered Under Section 12(g) of the Act:

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

The Registrant had revenues of $1,242,000 for its most recent fiscal year ended December 31, 2007.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price on April 11, 2008 was $2,832,000.

The number of shares outstanding of the Registrant’s common stock on April 11, 2008 was 7,416,661.

The number of the Registrant’s SWATW common stock purchase warrants outstanding on April 11, 2008 was 1,380,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB is incorporated by reference to the registrant’s definitive proxy statement, which is due to be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes  [  ]   No   [X]

SECURITY WITH ADVANCED TECHNOLOGY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, the general economy, competition, changes in product offerings, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements. The Company disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Overview

        Security With Advanced Technology, Inc. and subsidiaries (“SWAT” or the “Company”) is a provider of high-tech security products and services, which include non-lethal devices, surveillance and intrusion detection systems and mobile digital video surveillance solutions.  SWAT’s products and services are designed for government agencies, the military and law enforcement, in addition to transportation, commercial facilities and non-lethal protection. The nature of our business includes sales and marketing, engineering, customer support, manufacturing, administration and finance. We maintain our primary facilities and personnel in Louisville, Colorado.

        In October 2006, we changed our name to Security With Advanced Technology Inc. (“SWAT”), from A4S Security, Inc. We were organized as a partnership in September 1999 and subsequently incorporated in Montana in January 2000 as A4S Technologies, Inc. In December 2004, we reincorporated in Colorado. Our principal executive offices are located at 1722 Boxelder St, Suite 101, Louisville, CO 80027, and our telephone number is (303) 439-0372. We maintain a website at www.swat-systems.com. The information on our website is not part of this Annual Report on Form 10-KSB.

        We completed our initial public offering (“IPO”) in July 2005 in which we sold 1,380,000 units of our securities at $6.00 per unit for gross proceeds of $8,280,000. Each unit consisted of one share of our common stock and one warrant to purchase a share of our common stock. The warrants issued in our IPO are exercisable at $9.00 per share. The common stock and warrants are quoted on The Nasdaq Capital Market under the symbols SWAT and SWATW, respectively.

        Effective December 31, 2006, we completed the acquisition of Vizer Group, Inc. (“Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc. (“Avurt”). As consideration, we issued to the shareholders of Vizer an aggregate of 754,380 shares of our restricted common stock and assumed a note payable of approximately $114,000. Up to an additional 533,333 shares of restricted common stock were issuable subject to the terms of an earn-out provision contingent upon the achievement of specified future revenue and operating thresholds. Due to our abandonment in late 2008 of the Avurt launcher project that was acquired from Vizer, we do not expect to ever be able to achieve the milestones required to issue the Vizer earn-out shares (subject to the outcome of our litigation with our former President and Chief Executive Officer described below). Since the acquisition was effective December 31, 2006, our consolidated statements of operations and cash flows for the year ended  December 31, 2006 do not include any results of the acquired companies in that period.

        On July 10, 2007, the Company’s subsidiary, Avurt International, Inc. (“Avurt”), acquired certain assets and rights owned by Perfect Circle Projectiles, LLC (“PCP”) for approximately $2.8 million. The assets acquired in the acquisition consist of PCP’s spherical projectile business for tactical and related uses including PCP’s and one of its affiliate’s domestic and international patent portfolio, trade secrets, machinery, tooling and associated assets and rights.

        As a result of the recent acquisitions combined with installation issues and low margins associated with the ShiftWatch business unit, the Company is less focused on sales and marketing efforts in the ShtftWatch segment.

        We have a history of net operating losses and an accumulated deficit in excess of $39 million and our Independent Registered Public Accounting Firm has issued an opinion indicating substantial doubt about our ability to continue as a going concern for the year ending December 31, 2008. Our operating losses, accumulated deficit and audit opinion could negatively affect our ability to raise capital.

        During 2007, we completed a private placement of convertible promissory notes and warrants to purchase shares of our common stock totaling approximately $6.0 million. Additionally, during 2007, two warrant conversions were consummated following the re-pricing of the underlying warrants, whereby an additional $5.8 million was raised.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2007, the Company's cash and cash equivalents totaled approximately $4.0 million. The Company incurred a net loss and utilized net cash in operating activities of $21,887,000 and $9,223,000, respectively, in the year ended December 31, 2007, and incurred a net loss and utilized net cash in operating activities of $9,347,000 and $5,651,000, respectively, in the year ended December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008 despite aggressive cost cutting measures. While we expect recent significant expense reductions will help converse cash, such reductions for the near term will only provide limited additional cash flow benefits. The Company's ability to continue as a going concern depends on the success of management's plans to bridge such cash shortfalls in 2008 including the following:

1.	Aggressively pursuing additional fund raising activities in 2008;

2.	Continuing to advance development of the Company's products, particularly the Veritas non-lethal launchers, in order to begin selling such products in 2008 and generate cash flow from such sales;

3.	Attempting to sub-lease portions of the Company's facilities that are currently not fully utilized to reduce operating expenses;

4.	Contingent upon the Company's ability to locate prospective buyers or partners, exploring alternative revenue sources from licensing or partnering opportunities for the ShiftWatch TVS and IM-5 products; and

5.	Continuing to monitor and implement other cost control initiatives to conserve cash.

         The Company operates through two strategic business divisions in three distinct business segments: Veritas Tactical and the Technology Division. Veritas Tactical pursues non-lethal weaponry (ruggedized agency launchers) development, sales and ammunition sales and the Technology Division houses ShiftWatch and Vizer (each as described below).

         Non-lethal division: Veritas Tactical is completing the development in conjunction with a high quality experienced manufacturer (Tiberius Arms) of a new line of ruggedized agency non-lethal launchers made for military and law enforcement called the Mark IV series. These launchers propel projectiles by compressed air, CO2 or nitrogen accurately up to 50 meters which break on impact dispersing a cloud of potent pepper-based powder. Projectiles are filled with synthetic pepper-based (PAVA) inhibiting substances that are significantly stronger than the effect of pepper spray. The PAVA powder is 10 to 15 times more powerful than Oleoresin Capsicum (OC) aerosol pepper spray, causing a severe debilitating reaction. Unlike oil-based pepper products now on the market, PAVA powder is more consistently potent and deactivates quickly with water.

         These non-lethal launchers offer significant improvements over currently available designs, and the Company is developing interest for our two launchers in the U.S. and international law enforcement and military agencies. We believe that this market has significant growth opportunity with limited competitors. We expect shortly to receive initial quantities of our first 100 units which will be shipped to agency customers who have expressed an interest in testing and evaluating these new Mark IV launcher products.

         Similar projectile launchers have been used by law enforcement officers for years based upon launchers modified out of the paintball industry. The difference between those and the new Mark IV launcher is dramatic. The Mark IV's technology employs unique design features that greatly improve its reliability and durability. The Mark IV was also created with a unique magazine-based propellant system for durability and ease of reloading. We believe the use of pepper-based projectile products is preferred by many law enforcement agencies because of the benefits over current products on the market.

        As a result of the July 2007 acquisition of certain assets of Perfect Circle Projectiles, LLC Veritas Tactical also produces and sells live and inert (training) rounds of projectiles used in non-lethal launchers around the world.

        In 2008 our sales efforts related to foreign governments and international law enforcement markets, continue to be led by our Veritas Tactical personnel in conjunction with Burkman &Associates, a premier political consulting organization and strategists with extensive government, homeland defense and law enforcement experience with the purpose of advising on business actions domestically and around the globe.

         Technology Division: Vizer (“Vizer”) specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems.

        With a focus on network-centric technology and hosted services, Vizer developed a unique proprietary solution which is built around a web-hosted software platform and a unique network-based device providing business customers complete control over access, alarms, and video systems remotely through a secure and easy-to-use website.  This product was in beta testing and now is sold primarily on the basis of a monthly service fee thereby creating recurring revenue.

        Vizer’s base business is the design and integration of facility security solutions. This is accomplished using products purchased directly from manufacturers or distributors.

        Historically, the security industry lacked technology focused companies. Vizer has built its business by focusing on three basic business philosophies: technology, professionalism, and customer support. Unlike the mechanical focused industry, Vizer chose to place strong emphasis on maintaining a high technology knowledge base, network and software certifications, and hiring computer and network trained technicians. Vizer’s practice is unique in the industry and has proven valuable in allowing them to provide a high level of service to their customers. Vizer takes a much more professional and refined approach to proposals, dress codes, office space, follow-up processes and an unconditional 24 hour service and support lines to separating themselves from the competition. Vizer’s customer support service is a 24 hour-a-day, seven days-a-week program. Vizer takes the approach that security is a mission critical component of any business and should be treated as such – just as critical as avoiding network outages which can cause email and internet shutdowns bringing business to a halt. Diversification of products and solutions is a focus of Vizer’s business.

Products and Marketing

Marketing

        Our marketing efforts vary greatly depending on the business division.

        Veritas Tactical focuses its marketing efforts on agency and military sales both nationally and internationally. We also utilize our government and international contacts to assist in identifying market opportunities. In 2008, our sales efforts to foreign governments and international law enforcement markets continues to be led by our Veritas Tactical personnel in conjunction with Burkman & Associates, a premier political consulting organization and strategists with extensive government, homeland defense and law enforcement experience with the purpose of advising on business actions domestically and around the globe.

        Vizer has a two phase approach to marketing its security products. Our integration services will continue to be a Rocky Mountain regional approach with service offerings that include monitoring services based upon a recurring revenue stream at lower cost customer front end capital expenditures and straight purchase programs as well. Our second strategy involves marketing our CommandGrid product developed for national distribution involving sales of an access and monitoring program on a monthly recurring revenue model. Currently some national security product distributors have expressed interest in selling the CommandGrid and we are in initial discussions with such distributors. We anticipate building a significant recurring margin opportunity on these sales by charging dealers and integrators for each business customer’s credential holder that is being controlled by the system. CommandGrid also offers distributors in the security industry another source for recurring revenue besides the traditional alarm monitoring fees.

Our Products

Veritas Tactical Division:

•	The new Veritas Mark IV is a non-lethal projectile launcher designed primarily for use by military and law enforcement. It propels synthetic pepper-based (PAVA) filled projectiles with compressed air, nitrogen or CO2, which break upon impact and has a debilitating effect on subjects.

Key features of Veritas launchers:

•	PAVA powder is significantly stronger than OC pepper spray;
•	Gives users the ability to deliver non-lethal rounds accurately from distances up to 50 meters, providing military and law enforcement officers a tactical advantage in many control scenarios;
•	Rapidly reloadable magazine fed; and
•	Can be fit with many off-the-shelf tactical accessories.

Technology Division:

Vizer-

•	CommandGrid is a proprietary security solution built around a web-hosted software platform and a unique network-based device providing business customers complete control over access, alarms, and video systems remotely through a secure and easy-to-use website.

Key features of CommandGrid:

•	No software needs to be purchased by subscriber as service is provided to subscribers by Vizer--hosted service;
•	Familiar, easy to use software interface accessible anywhere through the internet or intranet;
•	No computers or servers to manage or maintain;
•	Utilizes network cable infrastructure (no legacy cabling needed);
•	State-of-the-art IP based security appliances;
•	Better overall value, maintained and updated by Vizer; and
•	Additional ROI on network infrastructure.

Intellectual Property

Veritas Tactical— product line currently developed based upon proprietary products and patent rights under agreements or acquired rights for the launchers and projectiles.

Vizer Group — while Vizer has not filed patents on the web-hosted access control and security software relating to the concept and the specifics of the software solutions, it believes that several of its applications are novel and constitute trade secrets.

ShiftWatch® — product line currently has patents issued with claims covering over 30 features of the product, including the base Tapestream™ technology, video that is authenticated for court use, and the implementation of MPEG2 video compression in a mobile environment. Given our current patent position we are evaluating best next steps to determine if there are licensing opportunities available for this technology.

Manufacturing and Supply

Veritas Tactical — the Veritas MK-IV magazine fed launchers will be manufactured and supplied by Tiberius Arms a US based company that worked closely with Veritas on the development of the product.

Vizer Group — currently does not manufacture any products with the exception of software but has developed solid supply relationships directly with manufactures and with several key national distributors. These supply lines stem from long term relationships which allow optimum purchasing power ensuring high margins and low cost of goods.

Competition

Veritas Tactical— we believe that our main competitors and the product information publicly available with regard to non-lethal or less lethal protection devices include:

•	Taser™ C2 consumer model as well as agency products in their line. This product is a single shot, electronic shock device, which disables a person when a shot is fired inserting two barbs and sending thousands of volts through the person or animal. The manufacturer claims up to a 28 foot range on their law enforcement products and a 15 foot range on their consumer products.
•	PepperBall™ Technologies, Inc. has several products in the non-lethal or less lethal space that can compete with our product. We are engaged in litigation with Pepperball.

Veritas	Tactical— we believe that our main competitors with regard to non-lethal weapons include:

•	PepperBall™ Technologies, Inc.— sells a line of non-lethal launchers to law enforcement and military.
•	FN Herstal— sells a less lethal product line which is air powered but is not categorized as non-lethal due to the amount of kinetic energy displaced by the projectile which is lead weighted and contains more mass.
•	Other solutions. We are also aware that standard paintball launchers are used to deploy non-lethal projectiles utilizing the kinetic impact of rubber balls, and standard marking paintballs. Agencies often use this strategy because of the cost difference between launchers purchased directly from the non-lethal supplier and the paintball manufacturers.

Vizer— we believe that our main competitors with regard to Vizer Group’s products and services include:

•	IEI—manufactures an access platform that eliminates the PC by embedding the software within the chipset. This is essentially a legacy panel set-up but eliminates the PC.
•	Isonas—manufactures an IP access control reader.
•	Brivo—manufactures an access platform that is a hosted software model. This is essentially a legacy panel that connects to a hosted service and then is accessed through a high speed connection. It is not a true thin client which means software must be loaded onto the workstation or computer accessing the hosted software in order for it to work.
•	Local and national security integration firms. This is a highly competitive industry which varies between one man operations working out of the back of a van to national firms like ADT, Honeywell, and Henry Brothers. Each market will have a representation of both sets of integrators or dealer/installers.

Facilities and Employees

        We do not own any of our facilities. Our facilities are leased from non-affiliates. We believe that our current facilities exceed our near term needs and we are exploring options to sub-lease a portion of our facilities. We believe that our insurance coverage is adequate. We currently have approximately 19 full time equivalent employees who devote their full business time to our activities.

RISK FACTORS

Risks Related to Our Business and Industry

We have a limited history of product sales and have incurred substantial losses since inception, which makes it difficult to evaluate our prospects and the merits of investing in our securities.

We were formed in September 1999. For approximately four years, we were primarily engaged in the research and development of our initial security product, the MIL-4000, under a contract with the United States Air Force, which was our only product until 2003, when we commercially released ShiftWatch® TVS™, which has only minimal sales to date. As a result of our limited operating history, we have a limited amount of sales and financial data that you can use to evaluate our business. Due to quality control issues related to this product line and product failures and warranty issues we have sought out another established manufacturer who now provides us the primary product we market for this segment of our business. You must consider our prospects in light of the risks, expenses and challenges of attempting to introduce new products in new and developing markets. We may not address these risks, and our business strategy may not prove successful.

In 2007, we had revenues of $1,242,000 and incurred a net loss of $21,887,000 and consumed cash in operations of $9,223,000. In 2006, we had revenues of $296,000 and incurred a net loss of $9,347,000. We expect to continue to incur significant sales, marketing, general and administrative and product development expenses in connection with the development of our business. Although we believe that our sales will begin to increase, substantially all of our sales are dependent upon our ability to commercialize our new products.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

At December 31, 2007, the Company had approximately $4.0 million of cash on hand, including proceeds of a funding that closed in December 2007 and January 2008, to fund our operations going forward.  We believe that cash generated by the operations of our businesses in conjunction with available working capital should be sufficient to continue our business for approximately the next six months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise funds it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to raise additional capital through a secured or other borrowing arrangement or to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Our marketing efforts are focused on three distinct areas which include private enterprise and municipalities or quasi-governmental agencies, such as mass transit authorities and law enforcement agencies, which can have prolonged buying cycles and operate under voter mandated budget constraints. As a result, sales to these potential municipalities or quasi-governmental agencies could be delayed or not achieved.

We anticipate that our primary customers in the near future will be a combination of private enterprise and municipalities or quasi-governmental agencies, such as mass transit authorities and law enforcement agencies. Municipalities generally have prolonged purchase and buying cycles and generally require compliance with specified proposal and request for proposal conditions. They typically have budget considerations and buying patterns frequently tied to fiscal year considerations. In order to do business with certain customers we may also be subject to a number of public policies covering procurement procedures. As a result of these prolonged buying cycles and particular procurement procedures as well as voter mandated budgetary constraints, our sales to these potential customers could be delayed or not achieved.

Some of our end-users are subject to budgetary and political constraints that may delay or prevent sales.

Some of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies.

With respect to our mobile digital video products we may not achieve substantial business from governmental agencies because of our brief operating history and absence of a prior relationship.

Within our mobile digital video product line we expect to derive a significant amount of our future revenues from sales made to municipalities and other governmental agencies. Governmental agencies or quasi-governmental agencies are more likely than private sector clients to provide business based on our reputation and our relationship with the agencies. We have a brief operating history and only a few principal customers. Accordingly, it may be more difficult for us to establish substantial business with agencies. Also, if for any reason our reputation or relationship with a governmental agency is impaired, or if levels of government expenditures and authorizations for our products do not increase or shift to products in areas where we do not provide products, our business generated from governmental sources may be materially and adversely affected.

Our growth plans will be hindered if the markets for our products do not develop as anticipated.

The markets for our security, surveillance and non-lethal protection products are still emerging. Our growth is dependent on, among other things, the size and pace at which the markets for our products develop. If the markets do not grow as we anticipate, our growth plans will not be realized. Continued growth may be hindered, for many reasons, including products deemed to be superior to ours that are offered by our competitors, our customers experiencing technical difficulty in utilizing our products, or our customers achieving their security and protection objectives by using alternative solutions.

Performance issues with the ShiftWatch TVS 300 product and its replacement successor product, the TVS 400, affect our ability to successfully complete contract installations and may cause customers to terminate their contracts with us.

We experienced performance issues with our TVS 300 product when it was released in late 2006. This has caused delays in successfully installing acceptable working products under the terms of contracts with several of our customers. We have developed a new generation product to replace the TVS 300, the TVS 400, however, if we are not successful in making product modifications to achieve working products on a timely basis, certain customers may attempt to terminate their contracts, resulting in additional costs and potentially lost revenue for us.

Product modifications, upgrades and enhancements may affect our ability to successfully market our products. In addition, we are in the process of introducing a series of new products created by our company which are untried in the market place.

We have experienced problems with our surveillance software and like any software product, it will require modifications. We are also continually engaged in seeking product upgrades and enhancements as well as developing and introducing new products. As we move forward with these changes, we may experience delays due to programming or product development. Such delays may impact our ability to meet delivery schedules or other commitments to customers or prospective customers and may ultimately result in our inability to successfully market our products. Additionally as a result of problems we have experienced in our product offerings in mobile surveillance we have developed an arrangement with a large third party manufacturer to supply us with product for this market that they warranty.

Our fixed surveillance products, exclusive of the software, are currently produced and assembled with generally available off-the-shelf components. Should technological changes in the product be necessary that would make such off-the-shelf components no longer workable, it could have an impact on our ability to deliver finished products, as well as our costs to have such products manufactured.

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

Our ability to compete depends to a significant degree upon the protection of our products and other proprietary technology rights. We may not be able to protect our proprietary technology, and our proprietary rights may not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements, each of which affords only limited protection. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

•	our pending patent applications may not result in the issuance of patents;
•	any patents issued to us may not be broad enough to protect our proprietary rights;
•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;
•	current and future competitors may independently develop similar technologies, duplicate our products or design around any of our patents;
•	we may be unsuccessful in marketing significant quantities of launchers due to supply arrangements, production costs and we may find current manufacturers competing with us in the marketplace; and
•	former employees, consultants or contractors may violate their confidentiality or non-compete agreements with us leading to a loss of proprietary intellectual property.

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

Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle, and thus could reduce our net income or increase our net loss.

We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our products without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Our business, operating results and financial condition could be harmed by a reduction in net income or an increase in our net loss if any of these events occurred.

On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ’07CV 0672 JAH POR, by PepperBall Technologies, Inc., referred to herein as PTI, against the Company, Vizer and Avurt. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non- Disclosure Agreement between Vizer and PTI. PTI is seeking (a) unspecified damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. We believe that PTI’s claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against PTI.

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

We are materially dependent on the acceptance of our personal protection products by the law enforcement and corrections market, and if law enforcement and corrections agencies do not purchase our products, our revenues will be adversely affected and we may not be able to expand into other markets.

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

Our non-lethal protection device business will substantially depend on sales of our launcher and related cartridges, and if these products are not widely accepted, our growth prospects will be diminished.

Our non-lethal protection device revenues will predominantly depend on sales of our launcher and related cartridges, which have not yet been released to the market. The development of these products is complex, and we may experience delays in completing the development and introduction of these products. We cannot provide any assurance that these products, or any other products that we may develop in the future, will achieve market acceptance. Our inability to release these products or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition. Further, if we fail to develop new products on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

To the extent demand for our non-lethal protection products increases, our future success will be dependent upon our ability to ramp manufacturing production capacity.

We have begun to market a new design of launcher manufactured and designed in collaboration with Tiberius Arms. To the extent demand for that product, or other products we may develop, increases significantly in future periods, one of our key challenges will be to ramp up production capacity to meet sales demand, while maintaining product quality. We plan to use a contract manufacturer for these products. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse affect on our revenues, financial results, and financial condition. Likewise failure to sell significant quantities may result in others potentially selling the products we have helped create.

Our services and reputation may be adversely affected by product defects or inadequate performance.

In the event that our products do not perform to specifications or are defective in any way, our reputation may be materially adversely affected and we may suffer a loss of business and a corresponding loss in revenues. For example, we have had to discard the ShiftWatch® TVS 300 product, in favor of developing the TVS 400 product, which has caused numerous delays in scheduling and installation due to the time required to develop and test this new product. We have had success in our early installations with both the product hardware and software performance. Delays in installation times have had a negative effect on our relationships with customers and may have damaged our reputation in the industry.

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

Our Independent Registered Public Accounting Firm added an emphasis paragraph to their audit report describing an uncertainty related to our ability to continue as a going concern.

Due to our continued losses and limited capital resources our Independent Registered Public Accounting Firm has issued a report that describes an uncertainty related to our ability to continue as a going concern. The auditors’ report discloses that we did not generate significant revenues in 2007, we incurred a net loss of approximately $21,887,000 and consumed cash in operating activities of approximately $9,223,000 in 2007. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Compliance with the new corporate governance requirements to which we will be subject as a public company will cause us to incur significant costs, and the failure to comply with such requirements will expose us to investigations and sanctions by regulatory authorities.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Stock Market. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.

In particular, we have included management’s report on internal control as part of our annual report for the year ended December 31, 2007 pursuant to Section 404 of Sarbanes-Oxley. We have evaluated our internal control systems in order (i) to allow management to report on, and our independent auditors to attest to, our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of Sarbanes-Oxley. We cannot be certain as to the impact that future changes in our procedures may have on our evaluation, testing and remediation actions or the impact these may have on our operations. Furthermore, there is no precedent available by which to measure compliance adequacy. If we are not able to implement the changes relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of Sarbanes-Oxley, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or the NASDAQ Stock Market. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that Sarbanes-Oxley and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

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

Our non-lethal protection products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may cause or be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, we may incur large legal expenses in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

Government regulation of our products may adversely affect sales.

         Federal regulation of sales in the United States:  Our non-lethal protection devices are not firearms regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives, but are consumer products regulated by the United States Consumer Product Safety Commission. Although there are currently no federal laws restricting sales of our non-lethal protection devices in the United States, future federal regulation could adversely affect sales of our products.

         Federal regulation of international sales:  Our non-lethal protection devices are controlled as a “crime control” product by the United States Department of Commerce, or DOC, for export directly from the United States. Consequently, we must obtain an export license from the DOC for the export of our non-lethal protection devices from the United States other than to Canada in the event that we offer our products for sale outside the United States in the future. Our inability to obtain DOC export licenses on a timely basis for sales of our devices to international customers could significantly and adversely affect our international sales.

         State and local regulation:  Our non-lethal protection devices are controlled, restricted or their use prohibited by several state and local governments. Our non-lethal protection devices are banned from private citizen sale or use in seven states: New York, New Jersey, Rhode Island, Michigan, Wisconsin, Massachusetts and Hawaii. Some municipalities may prohibit private citizen use of our products but it is difficult to monitor specific city and county regulations associated with devices which launch projectiles with inhibiting substances. Other jurisdictions may ban or restrict the sale of our products and our product sales may be significantly affected by additional state, county and city governmental regulation.

         Foreign regulation:  Certain foreign jurisdictions may prohibit the sale of non-lethal protection devices, limiting our international sales opportunities. We have not yet assessed the regulatory treatment of non-lethal protection devices outside the United States, however, if governments, agencies or other regulatory bodies outside the United States restrict the sale or use of our products, such regulations could significantly and adversely affect our ability to obtain international sales.

Risks Related to the Merger with Vizer and the Acquisition of the Spherical Projectile Business of Perfect Circle Projectiles

The earn-out provisions for the Vizer merger should not be considered to be predictions of future performance.

The description of the earn-out provision that is contained in the merger agreement with Vizer was the result of negotiations between us and Vizer. They should not be considered to be predictions of future performance by Vizer.

Impairment of goodwill and other intangible assets could result in significant future charges that could jeopardize our ability to raise capital.

Goodwill and other intangible assets were acquired and recorded in connection with the merger and the acquisition. U.S. generally accepted accounting principles, or GAAP, require that we assess the fair values of acquired businesses at least annually in order to identify any impairment in the values. As of December 31, 2007 we determined that an impairment had occurred relative to the Avurt IM-5 launcher product as well as certain Vizer intangible assets. If we determine that the fair value of an acquired business is less than the net assets of the business, including goodwill, an additional impairment loss would be identified and recorded at that time. Future assessments of each of the merger and acquisition’s fair value could identify material impairment losses resulting in substantial write-offs of goodwill and other intangible assets. Such adjustments could have material adverse effects on our results of operations and our financial position.

Our future business success will be in part dependent upon our successful integration of the acquired businesses.

Mergers and acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired businesses;
•	Diversion of management's attention from normal daily operations of the business;
•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets may have stronger market positions;
•	Initial dependence on unfamiliar partners;
•	Insufficient revenues to offset increased expenses associated with the merger or the acquisition; and
•	The potential loss of key employees of the acquired businesses.

The merger or acquisition may also cause us to:

•	Issue common stock that will dilute our current shareholders' percentage ownership;
•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
•	Incur amortization expenses related to certain intangible assets;
•	Incur large and immediate write-offs, and restructuring and other related expenses; and
•	Become subject to litigation.

Merger and acquisition transactions are inherently risky, and no assurance can be given that the acquired businesses will be successful and will not materially adversely affect our business, operating results or financial condition. Our future performance will depend, in part, upon our ability to manage our growth effectively, which will require that we implement management information systems capabilities, coordinate engineering, accounting, finance, marketing, and operations, and hire and train additional personnel. Failure by us to develop adequate operational and control systems or to attract and retain highly qualified management, financial, technical, sales and marketing and customer care personnel could materially adversely affect our ability to integrate the businesses we acquired. We may not be able to maintain the quality of our operations, control our costs, comply with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

Risks Related to Our Securities

The public market for our securities was recently established, and the market prices of our common stock and “SWATW” Warrants could be volatile and could decline, resulting in a substantial loss in your investment.

We completed our initial public offering in July 2005, so a trading market for our securities was only established in late 2005. An active trading market for our securities may not be sustained, which could affect your ability to sell your securities and could depress the market price of your securities. The stock market in general and the market for technology-related securities in particular, has been highly volatile. As a result, the market prices of our common stock and “SWATW” warrants are likely to be similarly volatile, and investors in our common stock and “SWATW” warrants may experience a decrease in the value of their holdings of such securities, including decreases unrelated to our operating performance or prospects. The market prices of our common stock and “SWATW” warrants could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this prospectus. In the past securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

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

You may not be able to resell shares of our common stock or our “SWATW” Warrants on favorable terms.

Although our common stock and “SWATW” warrants have been quoted on the NASDAQ Capital Market under the symbol “SWAT” and “SWATW,” respectively, since August 25, 2005, the trading in our securities has been limited and sporadic. A consistently active trading market for our securities may never be developed, or sustained if it emerges. In addition, the market prices of our securities on NASDAQ have been extremely volatile. For example, our 52 week trading range closing sale price for our common stock has fluctuated between a low of $0.45 and a high of $4.45 while the closing sale price for our “SWATW” warrants has fluctuated between a low of $0.05 and a high of $0.85. We cannot assure you that you will be able to sell these securities at attractive prices, that you will be able to sell these securities at any particular price, or that you will be able to sell these securities when you wish.

The offering price of the units, the exercise price of the warrants and the conversion price of the promissory notes issued in the October 2006 and March and April 2007 private placements were arbitrarily determined.

The price of the units, the exercise price of the warrants and the conversion price of the promissory notes issued in the October 2006 and March and April 2007 private placements do not necessarily bear a relationship to our assets, book value or other recognized criteria of value and should not be regarded as an objective valuation or an indication of any future resale value of the shares or warrants.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

When the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

There is a risk of dilution from the exercise of existing options and warrants, which may lead to potential difficulty in obtaining additional equity capital.

Our common stock may become diluted if warrants and options to purchase our common stock are exercised. These shares, as well as the eligibility for additional restricted shares to be sold in the future, either pursuant to future registrations under the Securities Act, or an exemption such as Rule 144 under the Securities Act, may have a dilutive effect on the market for the price of our common stock. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

We have authorized, but unissued, shares of preferred stock available for issuance, which could negatively affect the value of our common stock.

Our articles of incorporation currently authorize the issuance of 5,000,000 shares of our preferred stock, 4,175,000 of which have been designated as Series A Preferred Stock and 825,000 of which have been designated as Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock had 2,629,654 and 612,788 shares, respectively, outstanding as of December 31, 2007. Our board of directors has the power to issue any or all of these undesignated additional shares without shareholder approval; and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of common stock.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

ITEM 2.   DESCRIPTION OF PROPERTY

        We conduct our principal operations in leased facilities in Louisville, Colorado, comprising approximately 19,941 square feet, leased from an unrelated party. The leases require minimum monthly payments of $21,387, escalating over the term of the lease which expires in April 2013. We also have leased space in Westminster, Colorado, comprising approximately 4,260 square feet, leased from an unrelated party which requires minimum monthly payments of $5,160 to July 2009. We are currently evaluating our facilities and are attempting to sub-lease extra space. Management believes that the current facilities are suitable and adequate for our current operations and are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

        On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against the Company, Vizer Group, Inc. and Avurt International, Inc. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non- Disclosure Agreement between Vizer Group, Inc. and PTI.  PTI is seeking (a) damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. We believe that PTI’s claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against PTI.

        On January 26, 2008, the Company and a director, Gregory Pusey, and an officer, Jeffrey G. McGonegal, were served with a complaint filed in District Court — Larimer County, Fort Collins, Colorado, Case No. 08-CV-193. Div. 3A, by Scott G. and Sandy Sutton concerning amounts that Mr. and Mrs. Sutton allege are due to them in connection with the termination of Mr. Sutton’s employment agreement with the Company and in connection with the merger agreement effective as of December 31, 2006 between the Company, Vizer and the shareholders of Vizer, including Mr. and Mrs. Sutton. Specifically, the complaint asserts that Mr. Sutton is due severance and other amounts under his employment agreement and that Mr. and Mrs. Sutton are due earn-out consideration and other amounts under the merger agreement. The complaint also asserts that the Company and the named individual defendants knew or should have known that certain information, representations and warranties associated with the Company as part of the merger agreement were inaccurate and untrue at the time the merger agreement was executed. We believe that Mr. and Mrs. Sutton’s claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against Mr. and Mrs. Sutton.

        We are not a party to any other legal proceedings, the adverse outcome of which would, in management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and SWATW warrants are each quoted on the Nasdaq Capital Market under the symbols SWAT and SWATW, respectively.

The following chart illustrates the high and low closing prices of our common stock (SWAT) and our warrants (SWATW) for the periods indicated, as reported by Nasdaq.com:

	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
Fiscal 2007:
December 31, 2007	$3.89	$1.36	$0.50	$0.16
September 30, 2007	4.25	3.09	0.58	0.32
June 30, 2007	4.28	3.59	0.85	0.48
March 31, 2007	5.35	3.49	1.19	0.70
Fiscal 2006:

December 31, 2006	$7.85	$4.69	$1.67	$.92
September 30, 2006	4.68	3.03	.95	.64
June 30, 2006	5.43	3.48	1.05	.42
March 31, 2006	6.29	4.25	1.73	.77

        As of April 11, 2008, there were approximately 843 record holders of our common stock (excluding an indeterminable number of shareholders whose shares are held in street or “nominee” name).

        Each SWATW warrant entitles the holder to purchase one share of common stock at an exercise price of $9.00 per share ending on July 18, 2010, subject to the redemption rights described below. We have authorized and reserved for issuance the shares of common stock issuable upon exercise of the warrants. The warrants are exercisable to purchase a total of 1,380,000 shares of common stock.

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

        No dividends have been declared by us in the prior two years. It is not likely that dividends will be declared in the fiscal year ending December 31, 2008.   We intend to seek to maximize shareholder value through growth. As a result, we do not expect to pay cash dividends on our common stock but intend, instead, to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our board of directors may deem relevant at the time such payment is considered.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the 2004 Stock Option Plan, as amended outstanding as of December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)

Equity Compensation Plans
Approved by Stockholders	1,375,172	$4.51	624,828	2,000,000

Equity Compensation Plans
Not Approved by
Stockholders	—	$0.00	—	—

TOTAL	1,375,172	$4.51	624,828	2,000,000

Recent Sales of Unregistered Securities

         All unregistered sales of equity securities during the period covered by this annual report were previously reported on Form 8-K.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

        Security With Advanced Technology, Inc. (“SWAT” or the “Company”) is a provider of high-tech security products and services, which include non-lethal devices, surveillance and intrusion detection systems and mobile digital video surveillance solutions.  SWAT’s products and services are designed for government agencies, the military and law enforcement, in addition to transportation, commercial facilities and non-lethal protection. The nature of our business includes sales and marketing, engineering, customer support, manufacturing, administration and finance. We maintain our primary facilities and personnel in Louisville, Colorado.

        Effective December 31, 2006, we completed the acquisition of Vizer Group, Inc. (Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc. (“Avurt”). As consideration, we issued Vizer’s shareholders 754,380 shares of SWAT newly-issued, restricted common stock and assumed a note payable of approximately $114,000. Up to an additional 533,333 shares of our restricted common stock are issuable subject to the terms of an earn-out provision contingent upon the achievement of specified future revenue and operating thresholds. Due to our abandonment in late 2007 of the Avurt launcher business that was acquired from Vizer, we do not expect to ever be able to achieve the milestones required to issue the Vizer earn-out shares (subject to the outcome of our litigation with our former President and Chief Executive Officer described above). Since the acquisition was effective as of December 31, 2006, our consolidated statements of operations and cash flows for the year ended December 31, 2006 do not include any results of the acquired companies.

        On July 10, 2007, the Company’s subsidiary, Avurt International, Inc. (“Avurt”), acquired certain assets and rights owned by Perfect Circle Projectiles, LLC (“PCP”) for approximately $2.8 million. The assets acquired in the acquisition consist of PCP’s spherical projectile business for tactical and related uses including PCP’s and one of its affiliate’s domestic and international patent portfolio, trade secrets, machinery, tooling and associated assets and rights.

        Prior to the late 2006 acquisition of Vizer and the 2007 acquisition of PCP, we marketed high resolution mobile digital video recording systems for security and surveillance. Our products were designed originally for use in the law enforcement market. In early 2004, as a result of significant lead times being encountered in the buying decisions of law enforcement customers we began marketing products to mass transit customers. We had one principal customer, Kansas City Area Transit Authority, or KCATA, which accounted for a majority of our sales in 2006.

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

Results of Operations

        Our Independent Registered Public Accounting Firm’s report on our consolidated financial statements as of December 31, 2007, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes factors that raise substantial doubt about our ability to continue as a going concern.

Comparison of the year ended December 31, 2007 to 2006

        Net sales for the year ended December 31, 2007 totaled $1,242,000, which is a $946,000 or 320% increase from net sales of $296,000 for the year ended December 31, 2006. The majority of the increase in sales between 2007 and 2006 is attributable to $926,800 in sales generated from the acquired Vizer and Avurt operations.

        Cost of sales for the year ended December 31, 2007 totaled $1,162,000, which is a $48,000 increase as compared to the 2006 period. The change in cost of sales primarily resulted from $902,000 in cost of sales incurred from the acquired Vizer and Avurt operations net of an approximate $862,000 reduction in cost of sales incurred in the ShiftWatch division. In 2006 significant additional costs were incurred from the ShiftWatch product installation, testing and re-work costs including warranty expenses.

        Selling, general and administrative expenses in the year ended December 31, 2007, totaled $9,723,000 which is a $5,302,000 or 120% increase as compared to the 2006 period. The increase was primarily attributable to a $3,562,000 increase in expenses from the acquired Vizer and Avurt operations, $859,000 in amortization on the acquired intangible assets and a $1,606,000 increase in stock based compensation expenses.

        Research and development expenses in the year ended December 31, 2007 totaled $1,188,000, which is a $100,000 or 9% increase as compared to the 2006 period. The change in research and development expenses primarily resulted from $881,000 in development expenses incurred from the acquired Vizer and Avurt operations, with the majority on the Avurt IM-5 project, net of an approximate $785,000 reduction in development expenses incurred during 2007 in the ShiftWatch division.

        During the year ended December 31, 2007, the Company made the decision to terminate the development of the IM-5 launcher project that had been acquired with the Avurt acquisition. At December 31, 2007 this resulted in the write off of $3,874,000 in tangible and intangible assets associated with this project.  In addition, based on the Company's analysis of the fair value of the e-link technology acquired from Vizer, an impairment of  approximately $985,000 was record as of December 31, 2007.

        Interest expense for the year ended December 31, 2007, totaled $6,300,000, which is a $3,162,000 or 101% increase as compared to the 2006 period. The increase was directly attributable to the non-cash amortization of the $6,160,000 additional interest expense associated with the amount allocated offerings to the warrants and the beneficial conversion features from the 2007 convertible debt offerings as compared to the $3,099,000 so allocated from the 2006 offering.

        No income tax benefit was recorded on the loss for the years ended December 31, 2007 and 2006, as our management was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2007, we had a net operating loss carryforward for income tax purposes of approximately $23,000,000, expiring through 2027.

Issuances of Stock Options

        Our board of directors has reserved a total of 2,000,000 shares of our common stock for issuance pursuant to our 2004 Stock Incentive Plan, as amended. Our board of directors administers the plan. During the years ended December 31, 2007 and 2006 the Company issued options to employees and directors to acquire 1,141,000 shares of common stock, exercisable at an average price of $4.25 and 340,000 shares of common stock, exercisable at an average price of $5.08, respectively.

Liquidity and Capital Resources

        We had a net loss of $21,887,000 and consumed cash in operations of $9,223,000, for the year ended December 31, 2007. We expect our expenses in 2008 to reduce significantly from the levels incurred for in 2007. We have abandoned the development of the IM-5 product and have also reduced our workforce significantly from the late 2007 levels. We expect, however, that a loss may be incurred for most if not all of 2008.

        At December 31, 2007, we had working capital of $4,133,000. Subsequent to December 31, 2007, we received the final proceeds of $675,000 from the December 2007 warrant conversion. We are currently exploring the opportunities to sublease a portion of our facilities.

        Capital expenditures, primarily for tooling, development and testing equipment, office equipment and facility improvement costs for the fiscal year ending December 31, 2008 are currently anticipated to be less than $100,000.

        We anticipate that spending for research and development for the fiscal year ending December 31, 2008, will decrease significantly from those incurred for the year ended December 31, 2007. Any expenditures’ will be closely controlled and focused on adding new products that have a high level of probability of achieving near-term revenues.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During late 2007, the Company completed a warrant conversion after reducing the pricing on the warrants that generated net proceeds of approximately $2.9 million plus an additional approximately $675,000 subsequent to December 31, 2007. As of December 31, 2007, the Company’s cash and cash equivalents totaled approximately $4.0 million. The Company incurred a net loss and utilized net cash in operating activities of $21,887,000 and $9,223,000, respectively, in the year ended December 31, 2007, and incurred a net loss and utilized net cash in operating activities of $9,347,000 and $5,651,000, respectively, in the year ended December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations into 2008. While we expect recent significant expense reductions will help converse cash, such reductions for the near term will only provide limited additional cash flow benefits. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2008 including the following:

1.	Aggressively pursuing additional fund raising activities in 2008;
2.	Continuing to advance development of the Company's products, particularly the Veritas non-lethal launchers, in order to begin selling such products in 2008 and generate cash flow from such sales;
3.	Attempting to sub-lease portions of the Company's facilities that are currently not fully utilized to reduce operating expenses;
4.	Contingent upon the Company's ability to locate prospective buyers or partners, exploring alternative revenue sources from licensing or partnering opportunities for the ShiftWatch TVS and IM-5 products; and
5.	Continuing to monitor and implement cost control initiatives to conserve cash.

Operating Activities

        Net cash consumed by operating activities was $9,223,000 during the year ended December 31, 2007. Cash was consumed by the loss of $21,887,000, less non-cash expenses of $14,352,000 in non-cash expenses primarily relating to $3,874,000 in write-off on the IM-5 launcher project, $2,249,000 in employee and consultant stock based compensation, $6,160,000 in interest accretion on the convertible note offering including deferred financing costs, $985,000 for impairment of the e-link technology and $985,000 for depreciation and amortization. Increases in inventories and prepaid expenses and other current assets totaled $1,607,000 during the period primarily due to investments in the Veritas products. Accounts payable decreased by $86,000 during the period reflecting the general lower level of overhead and sales as of December 31, 2007. An increase in accounts receivable was generally offset by changes in accrued expenses and deferred revenues relating generally to the status the remaining ShiftWatch contracts as of December 31, 2007.

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

Investing Activities

        Net cash outflows from investing activities provided $210,000 during the year ended December 31, 2007. The inflow was primarily attributable a $2.0 million reduction in short term investments, net of the funding of $1.0 million into the PCP business acquisition plus $624,000 invested in equipment and $165,000 invested in intangibles, primarily patents.

        Net cash outflows from investing activities consumed $3,200,000 during the year ended December 31, 2006. The outflow was primarily attributable to $1,086,000 invested in the acquired subsidiaries and a $2,000,000 investment in short term interest bearing investments.

Financing Activities

        Net cash inflows from financing activities generated $12,077,000 during the year ended December 31, 2007, primarily from the $6.0 million private placement in 2007, net of $160,000 in financing expenses paid plus $6,417,000 generated from the two warrant conversions in 2007, less $202,000 consumed in repayments under debt agreements.

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

Accounts Receivable

        Accounts receivable balances are stated net of allowances for doubtful accounts. Management records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, we take into consideration such factors as our day-to-day knowledge of the financial position of specific clients, the industry and size of our clients. A financial decline of our current major customer or in the future of any one of our large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in our statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

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

Impairment of Intangibles and Long-Lived Assets

         Long-lived, tangible and intangible assets that do not have indefinite lives, such as property and equipment and acquired customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As a result of acquisitions we consummated in December 2006 and July 2007, we have approximately $3.7 million in identifiable intangible assets at December 31, 2007 (net of impairment of $3,222,000 recorded related to the IM-5 project and e-link technology). Determination of recoverability will be based upon an estimate of undiscounted future cash flows resulting from the use of the acquired assets and their eventual disposition. Measurement of an impairment loss for such long lived assets is based upon the fair value of such assets. As of December 31, 2007, the Company recorded an impairment loss on its intangibles and long-lived assets associated with a portion of the intangibles associated with and the IM-5 project, the development of which was terminated and the Vizer assets.

        Our property and equipment is recorded at cost of approximately $680,000 at December 31, 2007. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of our long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value.

        The Company accounts for its acquisitions under the purchase method of accounting. SWAT completed its valuation of the assets acquired and liabilities assumed in the acquisition of Vizer that was effective as of December 31, 2006 and PCP that was effective July 10, 2007. The allocation of the purchase price included on the consolidated balance sheet as of December 31, 2007, is based upon this determination of fair value.

Convertible Securities

        The Company accounts for conversion options imbedded in convertible notes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options imbedded in convertible notes from their host instruments and to account for them as free standing derivative instruments in accordance with EITF 00-19. SFAS 133 provides an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of Conventional Convertible Debt Instrument” in Issue No. 00-19. The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments.”Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

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

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48.

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

Stock-based Compensation

        SFAS No. 123(R), Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115.This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement of accounting for financial instruments.  This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities and is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

ITEM 7.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Security With Advanced Technology, Inc.

We have audited the accompanying consolidated balance sheet of Security With Advanced Technology, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security With Advanced Technology, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company did not generate significant revenues in 2007, reported a net loss of approximately $21,887,000 and consumed cash in operating activities of approximately $9,223,000, for the year ended December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.

Denver, Colorado
April 15, 2008

Security With Advanced Technology, Inc.
Consolidated Balance Sheet
December 31, 2007

ASSETS
Current assets:
Cash	$3,998,717
Trade accounts receivable, net of a $72,000 allowance (Note 9)	332,612
Inventories (Note 4)	682,093
Prepaid inventory deposits	432,613
Prepaid expenses and other current assets	153,453

Total current assets	5,599,488

Property and equipment, net (Note 5)	420,891

Intangible and other assets (Notes 2 and 6)	3,678,155

Total assets	$9,698,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$585,128
Accrued expenses	512,981
Deferred revenues	206,185
Current portion of capital lease obligation	5,500
Current portion of minimum royalty obligation (Note 3)	157,000

Total current liabilities	1,466,794

Long-term capital lease obligation, net of current portion	4,891
Minimum royalty obligation, net of current portion (Note 3)	586,931

Total liabilities	2,058,616

Commitments and contingencies (Note 11)

Stockholders' equity (Note 8):
Preferred stock, no par value, 5,000,000 shares authorized:
Series A, 2,629,654 shares issued and outstanding	7,871,766
Series B, 612,788 shares issued and outstanding	2,939,374
Common stock, no par value, 30,000,000 shares authorized;
7,112,015 shares issued and outstanding	36,268,726
Accumulated deficit	(39,439,948)

Total stockholders' equity	7,639,918

Total liabilities and stockholders' equity	$9,698,534

See Accompanying Notes to Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Statements of Operations
Years ended December 31,

	2007	2006
Net sales (Note 9)	$1,242,042	$295,996
Cost of sales	1,161,831	1,114,249

Gross profit (loss)	80,211	(818,253)

Operating expenses:
Selling, general and administrative (includes $2,249,371 and $643,165 of
non-cash stock-based compensation in 2007 and 2006, respectively)	9,723,264	4,421,642
Research and development	1,187,739	1,087,956
Impairment of IM-5 project and e-link technology (Note 2)	4,859,724	—

Total operating expenses	15,770,727	5,509,598

Operating loss	(15,690,516)	(6,327,851)

Other income (expense):
Interest expense	(139,978)	(39,092)
Interest expense, non-cash contingent beneficial
conversion feature (Note 7)	(6,159,901)	(3,098,849)
Interest income	120,430	117,369
Other	(16,980)	1,567

Total other expense	(6,196,429)	(3,019,005)

Net loss	(21,886,945)	(9,346,856)

Deemed dividend arising from warrant conversion re-pricing (Note 8)	(9,041,504)	—

Net loss attributable to common stockholders	$(30,928,449)	$(9,346,856)

Basic and diluted net loss per share	$(5.06)	$(2.24)

Basic and diluted weighted average number of common shares outstanding	6,113,210	4,167,157

See Accompanying Notes to Consolidated Financial Statements

Security With Advanced Technology, Inc.
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2007 and 2006

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	deficit	Total
Balance, December 31, 2005	—	$—	—	$—	3,961,441	$13,262,241	$(8,206,147)	$5,056,094

Proceeds received upon exercise
of warrants and employee options	—	—	—	—	62,465	206,510	—	206,510

Proceeds from debt issuance
allocated to warrants and beneficial
conversion feature	—	—	—	—	—	2,451,750	—	2,451,750

Proceeds from private placement
of common stock, net of
offering costs of $301,088	—	—	—	—	792,000	2,470,912	—	2,470,912

Warrants issued as compensation
in private placement	—	—	—	—	—	388,128	—	388,128

Issuance of shares of
preferred stock upon conversion of
notes payable and accrued
interest	709,184	2,482,146	—	—	—	—	—	2,482,146

Issuance of common shares in
business acquisition (Note 3)	—	—	—	—	754,380	3,168,396	—	3,168,396

Warrants issued in business
acquisition (Note 3)	—	—	—	—	—	130,620	—	130,620

Common stock and options
issued for services	—	—	—	—	305	643,165	—	643,165

Net loss for the year	—	—	—	—	—	—	(9,346,856)	(9,346,856)

Balance, December 31, 2006	709,184	2,482,146	—	—	5,570,591	22,721,722	(17,553,003)	7,650,865

Proceeds from debt issuance
allocated to warrants and beneficial
conversion feature	—	—	—	—	—	5,999,901	—	5,999,901

Issuance of common shares in
business acquisition (Note 3)	—	—	—	—	262,964	1,015,041	—	1,015,041

Issuance of shares of
preferred stock upon conversion of
notes payable and accrued interest	2,031,907	6,095,723	—	—	—	—	—	6,095,723

Issuance of common and preferred
shares from exercise of warrants upon
re-pricing to $3.20 per share, net of
$216,313 in offering costs	860,000	2,558,501	—	—	294,250	918,788	—	3,477,289

Warrants issued as compensation
in private placement	—	—	—	—	—	77,099	—	77,099

Issuance of shares of common
stock upon conversion and
retirement of preferred stock	(971,437)	(3,264,604)	—	—	971,437	3,264,604	—	—

Proceeds received upon exercise
of warrants and employee options	—	—	—	—	12,773	22,200	—	22,200

Issuance of preferred shares from
exercise of warrants upon
re-pricing to $0.50 per share, net
of $124,568 in offering costs	—	—	612,788	2,939,374	—	—	—	2,939,374

Common stock options and warrants
issued for services	—	—	—	—	—	2,249,371	—	2,249,371

Net loss for the year	—	—	—	—	—	—	(21,886,945)	(21,886,945)

Balance, December 31, 2007	2,629,654	$7,871,766	612,788	$2,939,374	7,112,015	$36,268,726	$(39,439,948)	$7,639,918

See Accompanying Notes to Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Statements of Cash Flows
Years Ended December 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(21,886,945)	$(9,346,856)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	2,249,371	643,165
Depreciation and amortization	984,999	83,706
Amortization of discount to interest on convertible debt	6,159,901	2,451,750
Amortization of warrant value	77,099	388,128
Interest expense on convertible debt	—	30,396
Impairment on write-off of IM-5 project	3,874,387	—
Impairment on e-link project	985,337	—
Loss on disposal of equipment	20,825	5,655
(Increase) decrease in:
Accounts receivable	(226,932)	(45,479)
Inventories	(694,992)	(340,878)
Prepaid expenses and other assets	(912,111)	49,945
Increase (decrease) in:
Accounts payable	(85,734)	36,473
Accrued liabilities	234,713	183,978
Deferred revenue	(3,012)	209,197

Net cash (used by) operating activities	(9,223,094)	(5,650,820)

Cash flows from investing activities:
Sales (purchases) of short term investments	2,000,000	(2,000,000)
Payment for acquisition, net of cash acquired (Note 3)	(1,000,000)	(1,086,320)
Purchases of property and equipment	(624,201)	(46,736)
Purchase of intangibles and other assets	(165,429)	(66,842)

Net cash provided (used) by investing activities	210,370	(3,199,898)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	5,999,901	—
Proceeds from issuance of preferred and common stock from warrant conversions, net	6,416,663	—
Payment of deferred financing costs	(160,000)	—
Repayment of debt and installment obligations	(201,973)	(9,759)
Proceeds from issuance of common stock and warrants	22,200	5,129,172

Net cash provided by financing activities	12,076,791	5,119,413

Net increase (decrease) in cash and cash equivalents	3,064,067	(3,731,305)

Cash and cash equivalents at beginning of period	934,650	4,665,955

Cash and cash equivalents at end of period	$3,998,717	$934,650

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$30,800	$39,000

Schedule of non-cash investing and financing transactions
Conversion of preferred stock into common stock	$3,264,604	$816,870
Conversion of debt into shares of preferred stock	$6,095,723	$2,482,146
Common shares and warrants issued in business acquisition	$1,015,041	$3,299,016
Minimum royalty obligation issued in acquisition of PCP	$802,921	$—

See Accompanying Notes to Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.	Nature of business, organization, going concern and management’s plans:

Nature of business:

Security With Advanced Technology, Inc., and its subsidiaries (“SWAT” or the “Company”), is an emerging provider of high-tech security products and services, which include non-lethal protection devices, surveillance and intrusion detection systems and mobile digital video surveillance solutions. SWAT’s products and services are designed for government agencies, military and law enforcement, in addition to transportation, commercial facilities and non-lethal personal protection segments. The nature of our business includes sales and marketing, engineering, customer support, limited manufacturing, administration and finance.

Organization:

SWAT, a Colorado corporation was originally organized in September 1999. In October 2006, we changed our name to Security With Advanced Technology (SWAT), Inc., from A4S Security, Inc.

On July 10, 2007, the Company’s subsidiary, Avurt International, Inc. (“Avurt”), acquired certain assets and rights owned by Perfect Circle Projectiles, LLC (“PCP”) for approximately $2.8 million (Note 3). The assets acquired in the acquisition consist of PCP’s spherical projectile business for tactical and related uses including PCP’s and one of its affiliate’s domestic and international patent portfolio, trade secrets, machinery, tooling and associated assets and rights.

Effective December 31, 2006, the Company acquired Vizer Group, Inc. (“Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc., (“Avurt”) for approximately $3.5 million (Note 3). Since the acquisition was effective December 31, 2006, our consolidated statements of operations and cash flows for the year ended December 31, 2006 do not include any results of the acquired companies.

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s subsidiaries were acquired effective as of July 10, 2007 and December 31, 2006, respectively. The consolidated statements of operations and cash flows for the year ended December 31, 2006 reflect only the results of the Company. The results of PCP and Vizer and its subsidiary are included in the statements of operations and cash flows from the date of each of their respective acquisitions through December 31, 2007.

Going concern and management’s plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During late 2007 the Company completed a warrant conversion after reducing the exercises prices on certain warrants, that generating net proceeds of approximately $2.9 million plus an additional approximately $675,000 subsequent to December 31, 2007. As of December 31, 2007, the Company’s cash and cash equivalents totaled approximately $4.0 million. The Company incurred a net loss and utilized net cash in operating activities of $21,887,000 and $9,223,000, respectively, in the year ended December 31, 2007, and incurred a net loss and utilized net cash in operating activities of $9,347,000 and $5,651,000, respectively, in the year ended December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008. While we expect recent significant expense reductions will help conserve cash, such reductions for the near term will only provide limited additional cash flow benefits. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2008 including the following:

1.	Aggressively pursuing additional fund raising activities in 2008;
2.	Continuing to advance development of the Company's products, particularly the Veritas non-lethal launchers, to begin selling such products in 2008, thereby generating cash flow from such sales;
3.	Attempting to sub-lease portions of the Company's facilities that are currently not fully utilized to reduce operating expenses;
4.	Contingent upon the Company's ability to locate perspective buyers or partners, attempt to explore alternative revenue sources from licensing or partnering opportunities for the ShiftWatch TVS and IM-5 products; and
5.	Continuing to monitor and implement cost control initiatives to conserve cash.

2.	Summary of significant accounting policies:

Short-term investments:

The Company invests excess cash from time to time in highly liquid equity investments of highly rated entities. Such amounts are recorded at the lower of cost or market and are classified as current, as the Company does not intend to hold the investments beyond twelve months. As of December 31, 2007, the Company has no cash invested in such short-term investments.

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

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company purchases substantially all of its Veritas Tactical products for resale from one supplier. Management believes that other suppliers through various purchasing arrangements could generally provide products for resale under substantially equivalent terms.

Property, equipment and long-lived assets:

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, as follows:

Computer equipment and software	3-5 years
Office equipment and improvements	4-7 years
Demonstration vehicles	3 years

Amortizable intangibles (Note 6) are amortized on a straight –line basis over their estimated lives of 2 to 8 years.

Impairment of long-lived assets:

Management assesses the carrying values of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying amount is not considered recoverable if it exceeds the sum of undiscounted cash flows expected to result from the eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. As of December 31, 2007, the Company determined that certain tangible and intangible assets associated with the Avurt IM-5 launcher project and the Vizer e-Link technology were impaired and the associated carrying amounts were written down.

After extensive product introduction delays, product revisions and further testing without achieving satisfactory results, the Company determined to suspend further development of the Avurt IM-5 launcher product and project. While the Company is evaluating the Avurt IM-5 technology for possible sale, licensing or other opportunities to re-cover investment in the project, it is currently expected that virtually no value recovery is likely. As a result of this determination as of December 31, 2007, the Company recorded an expense totaling approximately $3,874,000 comprised of the following:

Impairment of intangibles	$2,237,000
Write-off of inventory related items	825,000
Impairment of equipment	334,000
Write-off of other current assets	478,000

$3,874,000

As of December 31, 2007, an impairment related to the Vizer e-Link technology was identified during the Company’s impairment analysis in the amount of approximately $985,000.

Convertible securities:

The Company accounts for conversion options imbedded in convertible notes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”(“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock(“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options imbedded in convertible notes from their host instruments and to account for them as free standing derivative instruments in accordance with EITF 00-19. SFAS 133 provides an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of Conventional Convertible Debt Instrument” in Issue No. 00-19. The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,”(“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Shipping and handling fees and costs:

The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred by the Company in cost of sales.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) EITF 06-3. EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended December 31, 2007, and it did not have any impact on the Company’s results of operations or financial condition. The Company’s policy is to present taxes imposed on revenue-producing transactions on a net basis.

Advertising expenses:

Advertising is charged to expense as incurred. For the years ended December 31, 2007 and 2006, advertising expenses totaled approximately $953,000 and $135,000, respectively.

Research and development:

The Company includes in research and development expense: payroll, facility rent, shop supplies and other expense items directly attributable to research and development. The Company does not contract its research and development work, nor does it, at this time, perform research and development work for others. The Company has used the services of outside engineering firms to assist with engineering and prototype work on product development.

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

The carrying amounts of cash, short term investments and trade accounts receivable approximate fair value because of the short-term maturities of the instruments. The carrying amounts of accounts payable, installment obligations and the minimum royalty obligation approximate fair value because of their variable interest rates and \ or short maturities.

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

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. Federal and state tax returns for the years 2004, 2005 and 2006 are subject to audit and adjustment by the taxing authorities.

Stock-based compensation:

The Company accounts for stock-based compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007 and 2006:

	2007	2006
Expected life Volatility Risk-free interest rate Dividend yield Forfeitures	10 years 76 to 82% 4.5 to 4.9% 0% 5%	10 years 39 to 90% 4.3 to 5.1% 0% 10%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of SWAT’s common stock since August 25, 2005 the date the common stock of SWAT began trading separately, based upon management’s assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

Income (loss) per share:

SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Preferred shares, stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling 14,067,860 shares at December 31, 2007 and 8,426,675 shares at December 31, 2006) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Recently issued accounting pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities and is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

3.	Acquisitions:

Perfect Circle Projectiles –

On July 10, 2007, the Company acquired certain assets and rights owned by PCP.

The assets acquired by Avurt in the acquisition consist of PCP’s spherical projectile business for tactical and related uses including PCP’s and one of its affiliate’s domestic and international patent portfolio, trade secrets, machinery, tooling and associated assets and rights. Consideration paid consisted of $1.0 million in cash, the issuance of 262,964 restricted shares of the Company’s Common Stock and a six year Royalty Agreement with PCP. Pursuant to the terms of the Royalty Agreement, Avurt will make a quarterly royalty payment to PCP for all live round and inert round spherical projectiles produced by Avurt during the term of the Royalty Agreement. In addition, Avurt will make annual minimum royalty payments to PCP during the term of the Royalty Agreement which obligation is secured by a first priority lien in favor of PCP on all assets acquired by Avurt in the acquisition. The annual minimum royalty payments may be prepaid by Avurt at any time without premium or penalty. The Royalty Agreement requires minimum gross payments of $105,000 the first year, $157,000 in year two and $210,000 annually in year's three to six.

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

Following is a summary of the computation and allocation of the purchase price for the acquired business:

Purchase price calculation:
Cash paid to seller	$1,000,000
Common stock issued to seller (a)	1,015,041
Minimum future royalty payment obligation (discounted at estimated SWAT
effective borrowing rate) (b)	802,921
Closing costs	50,320

Total purchase price	$2,868,282

Allocation to of purchase price:
Tooling and machinery	$65,000
Patents	50,000
Product rights and reseller agreement	2,423,282
Goodwill	280,000
Non-compete agreements	50,000

Total allocated purchase price	$2,868,282

(a)	The 262,964 shares of common stock issued at closing were valued at the estimated fair market value based upon the average of the closing price ten days before and after closing.

(b)	Minimum royalty amount recorded as purchase liability at closing, discounted at an assumed interest rate of 12.75%. Additional royalties payable over the royalty term above the minimum will be recorded as known. Interest expense totaling approximately $299,000 will be recognized over the term of the royalty agreement on a straight-line basis.

Had the acquisition of PCP occurred as of January 1, 2007, the consolidated unaudited pro forma results of operations for SWAT would have reflected net sales of $1,501,000, operating loss of $15,621,000, net loss of $21,847,000 or $5.05 per common share. Had the acquisition of PCP occurred as of January 1, 2006, the consolidated unaudited pro forma results of operations for SWAT would have reflected net sales of $814,000, operating loss of $6,190,000, net loss of $9,268,000 or $2.24 per common share. Such amounts are based upon the estimates and assumptions set forth herein. These unaudited pro forma financial results do not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future. The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised as additional information becomes available.

Vizer Group –

In order to expand the Company’s product base and opportunities in the rapidly growing worldwide security market, effective December 31, 2006, the Company completed the acquisition of Vizer and its wholly owned subsidiary Avurt. Vizer specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems. With a focus on network centric technology and hosted services, Vizer developed a unique proprietary “e-Link” solution which is built around a web hosted software platform and a unique network based device providing business customers complete control over access, alarms, and video systems remotely through a secure and easy-to-use website. This product is sold primarily on the basis of a monthly service fee thereby creating recurring revenue. Avurt distributes and produces non-lethal personal protection devices and compliance products currently in use by federal and state agencies.

At a special meeting of shareholders held on December 28, 2006, the Company’s shareholders approved the Plan of Merger dated September 3, 2006 between the Company, the Company’s wholly owned subsidiary, Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Scott G. Sutton, Sandy Sutton and Michael Cox. Pursuant to the terms of the Plan of Merger, Vizer merged with Vizer Merger Sub, with Vizer surviving the merger as a wholly-owned subsidiary of the Company. Accordingly, effective December 31, 2006, Vizer is a direct wholly owned subsidiary of the Company and Avurt, Vizer’s wholly owned subsidiary, is an indirect wholly owned subsidiary of the Company. As consideration under the Plan of Merger, the shareholders of Vizer received an aggregate of 754,380 shares of the Company’s newly issued restricted common stock and the Company repaid Vizer debt. Up to an additional 533,333 shares of the Company’s newly issued restricted common stock may be issued to the shareholders of Vizer based upon future performance criteria under an earn-out arrangement. The shareholders have the right to receive up to $750,000 of the earn-out consideration in cash rather than stock of the Company. When and if such additional consideration is issued upon achieving the terms of the earn-out, such value will be recorded at that time. In addition, pursuant to the terms of the Plan of Merger, effective December 31, 2006, the Company entered into two-year employment agreements with each of Mr. Sutton, Mr. Cox and Thomas Muenzberg. In connection with the acquisition the Company issued 60,000 warrants to the agent who assisted in the transaction. The warrants are exercisable at $6.00 per common share and expire on December 31, 2011.

The Company accounted for its acquisition of Vizer under the purchase method of accounting. Following is a summary of the computation of the purchase price and allocation of the purchase price of the acquired entities:

Description		Amount
Purchase price calculation:
Common stock issued to seller	(1)	$3,168,396
Repayment of debt	(2)	114,051
Warrants issued to placement agent		130,620
Closing costs		92,922

Total purchase price		$3,505,989

Allocation of purchase price
Current assets		$230,476
Equipment		42,011
Intangibles:
Avurt IM-5	(3)	2,291,421
Vizer e-link technology	(3)	2,005,254
Goodwill - Avurt	(3)	255,101
Goodwill - Vizer	(3)	147,455
Patents	(3)	57,199
Non-compete agreements		30,000
Accounts payable and accruals		(357,766)
Debt		(123,912)
Forgiveness of pre-closing cash advanced to Vizer	(4)	(1,071,250)

Total allocation of purchase price		$3,505,989

(1)	The 754,380 shares of common stock issued at closing were valued at the estimated fair market value based upon the average of the closing price ten days before and after closing.

(2)	The debt was repaid as of December 31, 2006.

(3)	In connection with an evaluation of the status of the Avurt IM-5 project, the project was terminated and an impairment charge was recorded against the associated assets as of December 31, 2007. In addition, based upon management’s estimates of fair value of the Vizer e-Link technology, an impairment charge was recorded against the associated assets at December 31, 2007.

(4)	Balances arose from net cash advances to Vizer prior to the acquisition. In connection with the acquisitions of Vizer and Avurt, under the terms agreed to, the Company had advanced approximately $1.0 million in pre-closing cash to fund completion of the Avurt launcher and expand marketing efforts. The advances were under a secured promissory note due on demand (subject to up to 120 days notice for demand under certain conditions), with interest at 4% per annum and secured personal guarantees from certain Vizer and Avurt shareholders and a pledge of their Vizer and Avurt common stock. As of the December 31, 2006 closing, the note was converted into an inter-company advance and the selling shareholders’ guarantees and asset pledges were eliminated.

(5)	In 2007, the Company adjusted its preliminary purchase price allocations to the identifiable intangibles which are included in the table above due to additional information obtained regarding the fair value of the assets acquired.

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

4.	Inventories:

Inventories consisted of the following at December 31, 2007:

Finished products for resale	$90,843
Work in process	165,061
Raw materials and components	426,189

$682,093

5.	Property and equipment:

Property and equipment consisted of the following at December 31, 2007:

Computer equipment and software	$255,727
Production and warehouse equipment	251,022
Office equipment and improvements	133,174
Vehicles	40,531

680,454
Less accumulated depreciation	(259,563)

$420,891

6.	Intangible and other assets:

Intangible and other assets consisted of the following at December 31, 2007:

Vizer e-Link technology	$1,167,372
Product rights / reseller agreement	2,423,282
Patents	193,636
Non-compete (PCP)	50,000
Trademarks	12,582
Deposits and other	13,047
Goodwill	280,000

4,139,919
Less accumulated amortization	(461,764)

$3,678,155

The aggregate amortization expense recoded for the year ended December 31, 2007 was $858,668. No amortization expense for intangible assets was recorded for the year ended December 31, 2006. Estimated amortization expense for each of the years in the five year period ending December 31, 2012 are as follows; 2008 — $553,173, 2009 —$553,172, 2010 — $553,173, 2011 — $553,173 and 2012 — $548,173.

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company will amortize these costs over the shorter of the legal life of the patent or its estimated economic life.

7.	Debt Agreements:

Convertible notes payable:

In 2007 the Company completed a $5,999,901 total private placement of unregistered securities consisting of 1,999,967 convertible promissory note units (“Note Units”) at $3.00 per unit with each Note Unit consisting of a 5.1% per annum Convertible Promissory Note (“Note”) due September 30, 2007, unless earlier converted, and warrants (“Investor Warrants”). The Company ascribed a value of $3,756,912 to the Investor Warrants, which was recorded as a discount to notes payable. The fair value ascribed to the Investor Warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.66% to 4.8%; expected life being the life of the Investor Warrants; expected volatility of 74.3% to 81.1%; and expected dividend yield of 0%. In addition to the fair value ascribed to the Investor Warrants, the Company ascribed $2,242,989 to the beneficial conversion feature in the Notes, which was recorded as a discount to notes payable. The values ascribed to the Investor Warrants and beneficial conversion feature follow the guidance of FSP EITF Issue No. 98-5,“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios,” and FSP EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instrument” of the FASB’s Emerging Issues Task Force. The Company also incurred approximately $160,000 in offering costs related to the offering of the Note Units. The fair value of the Investor Warrants and beneficial conversion feature and the deferred offering costs were amortized to expense over the term of the Notes, which based upon the July 2007 shareholder meeting approval, ended in July 2007, using the effective interest method. During the year ended December 31, 2007, the Company amortized to interest expense $6,159,901, which amount included the $160,000 in offering costs. In addition, the Company recognized $95,822 in related interest expense based on the terms of the Notes. Each $3.00 of principal (plus interest) due under the Notes was automatically converted into one share of Series A Convertible Preferred Stock (Note 8), or 2,031,907 shares, upon shareholder approval of such conversion, which occurred at the July 19, 2007 Annual Meeting of Shareholders. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible for no additional consideration into one share of Common Stock for each share of Series A Preferred Stock owned.

The Investor Warrants issued in connection with the 2007 Note Units offering consist of a total of 1,999,967 of Warrant “A,” 866,650 of Warrant “B” and 1,999,967 of Warrant “SWATW”. Warrant “A” is exercisable at $4.75 per share and expires four years from closing; Warrant “B” is exercisable at $5.00 per share and expires four years from closing; and Warrant “SWATW”’s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the Common Stock of $13.50 per share. All warrants are exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends. Substantially all of the proceeds received in the offering were allocated to the value of the Investor Warrants and the beneficial conversion feature of the Notes.

The Company agreed to file a registration statement with the United States Securities and Exchange Commission (the “SEC”) for the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock underlying the Notes issued in the March and April 2007 private placement, the shares of Common Stock issuable upon exercise of the Warrants “A,” the Warrants “B” and the Warrants “SWATW” issued in the March and April 2007 private placement, and the Warrants “SWATW” issued in the 2007 private placement. Certain failures to file the registration statement or to obtain registration statement effectiveness under the terms of the registration rights agreement would require the Company to pay each investor a penalty fee equal to 2% per month up to a maximum of 10% of such investor’s investment. The Company filed such registration statement on August 27, 2007 which is pending SEC approval for effectiveness. Based upon the Company’s evaluation of the provisions of FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, no accrual for penalty fees was deemed necessary at December 31, 2007. The purpose of the private placement was to raise funds to support the acquisitions of PCP, Vizer and Avurt, for ongoing product development and for working capital and general corporate purposes.

The Company completed a convertible debt offering in October 2006, under which a total of $2,451,750 of debt outstanding as of December 28, 2006 was converted into a total of 709,184 shares of Series A Preferred Stock, including the conversion of $30,396 in accrued interest upon approval by the Company’s shareholders for the terms of the offering. The unsecured notes bore interest at 5.13%. Of the notes, a total of $122,500 was sold to the Company’s Chairman or his immediate family members.

The proceeds of $2,451,750 from the October 2006 note offering were allocated between the estimated value of the notes and the warrants based upon their respective estimated fair values and allocated to beneficial conversion features, based upon their respective estimated intrinsic values. The allocation resulted in a value of $2,451,750 being assigned to the warrants and the beneficial conversion feature of the notes. This amount so allocated was recorded as additional interest expense over the terms of the loans in 2006.

Line of Credit and Term Loan

Vizer, the Company’s wholly-owned subsidiary, had a line of credit totaling $50,000 of which $0 was outstanding at December 31, 2007. In addition, Vizer had a term loan outstanding with the same lender. Advances under the line of credit were made based on the available balance of the line, which had a scheduled maturity of in May 2011 and bore interest at the prime rate plus 3.25%. The term loan bore interest at 11.50% and was payable in monthly installments of $1,285, including principal and interest. The loan was scheduled to mature in May 2011. Both the line of credit and term loan were collateralized by business assets and personally guaranteed by the Company’s former president. On August 31, 2007 the Company was notified by the lender that they deemed the December 2006 acquisition by the Company of Vizer to be a violation and default under the provisions of the agreements. As of December 31, 2007, the Company repaid the remaining balance then outstanding on the term loan and the agreements were terminated.

8.	Stockholders’ Equity:

Preferred stock:

The Company’s Articles of Incorporation have authorized 5,000,000 shares of no par value preferred stock, with rights and terms to be designated by the Board of Directors. The Company’s Board of Directors has designated 4,175,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for issuance upon conversion of the promissory notes issued in the October 2006, March 2007 and April 2007 private placements and the September 2007 warrant conversion. The promissory notes and accrued interest issued in the October 2006 private placement automatically converted into 709,184 shares of the Company’s Series A Preferred Stock upon shareholder approval of such conversion at a special meeting of the Company’s shareholders held on December 28, 2006. Each $3.00 of principal and interest due under the promissory notes issued in the March 2007 and April 2007 private placements automatically converted into one share of the Series A Preferred Stock upon the July 2007 shareholder approval of such conversion. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of the Company’s common stock for each share of Series A Preferred Stock owned.

The Company’s Board of Directors has designated 825,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for issuance upon the December 2007 warrant conversion. The Series B Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into ten shares of the Company’s common stock for each share of Series B Preferred Stock owned.

During the year ended December 31, 2007, the holders of a total of 971,437 shares of Series A Preferred Stock elected to convert such shares into 971,437 shares of the Company’s Common Stock on a one-for-one basis as provided for under the terms of the Series A Preferred Stock. As a result of this conversion a total of $3,264,604 has been reclassified from Preferred Stock to Common Stock on the accompanying consolidated balance sheet as of December 31, 2007.

Management evaluated whether the embedded conversion features in the Series A and B Preferred Stock required bifurcation and determined, in accordance with paragraph 12 of SFAS No. 133, that the economic characteristics and risks of the embedded conversion features in both the Series A and B Preferred Stock were clearly and closely related to the underlying common stock. In conducting this evaluation, the Company recognized that the Series A and B Preferred had the following equity like characteristics: the Series A and B Preferred Stock are perpetual, non-redeemable, non-voting, pay no dividends and contain no liquidation preference. Consequently, when all of the economic characteristics and risks of the Series A and B Preferred Stock are considered as a whole, the Company concluded that the Series A and B Preferred Stock is more akin to equity than debt and, as a result, the Company concluded that bifurcation was not required under SFAS No. 133.

Subsequent to December 31, 2007, the holders of a total of 304,646 shares of Series A Preferred Stock elected to convert such shares into 304,646 shares of the Company’s Common Stock on a one-for-one basis as provided for under the terms of the Series A Preferred Stock. As a result of this conversion a total of $954,590 was reclassified from Preferred Stock to Common Stock in the subsequent period.

Common stock transactions:

Between December 21, 2007 and December 31, 2007, holders of a total of 7,478,133 warrants (7,415,000 warrants from the previous 2006 and 2007 offerings and 63,133 warrants issued to the placement agent from prior offerings) entered into Warrant Conversion Agreements (the “Warrant Conversion Agreements”) with the Company pursuant to which such holders agreed to exercise their warrants for an aggregate of approximately 747,813 shares of the Company’s Series B Preferred Stock (equivalent to 7,478,133 common share rights) at $5.00 per share each with the Series B Preferred Stock convertible into ten shares each of common stock. The closing of the Warrant Conversion Agreements was effective December 31, 2007 and generated gross proceeds to the Company of approximately $3,739,066 of which $3,063,942, representing 612,788 shares of Series B Preferred Stock had been received by the Company on or before December 31, 2007. The remaining funds totaling $675,124 was received in January 2008. The Series B Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and each share of Series B Preferred Stock is convertible for no additional consideration into ten shares of Common Stock. The change in the value of the warrants as a result of the repricing was determined to be, in substance, a deemed dividend applicable to those warrant holders (presented as an increase in net loss attributable to common shareholders). The deemed dividend totaling $7,010,760, was computed based upon the Black-Scholes valuation model. The Company paid certain consultants fees and incurred expenses totaling $124,568 in connection with the exercise of the “B” Warrants. The purpose of the offering was to raise funds for product sales, marketing, promotion, inventory purchases and for working capital and general corporate purposes.

Between September 17, 2007 and October 10, 2007, holders of 1,255,571 “B” Warrants entered into Warrant Conversion Agreements (the “Warrant Conversion Agreements”) with the Company pursuant to which such holders agreed to exercise their “B” Warrants for an aggregate of approximately 294,250 shares of the Company’s Common Stock and an aggregate of 860,000 shares of the Company’s Series A Preferred Stock at $3.20 per share each. The closing of the Warrant Conversion Agreements generated gross proceeds to the Company of approximately $3,693,600. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and each share of Series A Preferred Stock is convertible for no additional consideration into one share of Common Stock. The change in the value of the warrants as a result of the repricing was determined to be, in substance, a deemed dividend applicable to those warrant holders (presented as an increase in net loss attributable to common shareholders). The deemed dividend totaling $2,030,744, was computed based upon the Black-Scholes valuation model. The Company paid certain consultants fees and incurred expenses totaling $216,313 in connection with the exercise of the “B” Warrants. The Company also issued warrants valued at $77,099 to consultants, computed based upon the Black-Scholes valuation model warrant. The purpose of the offering was to raise funds for product sales, marketing, promotion, inventory purchases and tooling and for working capital and general corporate purposes.

Additionally, each holder of “B” Warrants that exercised their “B” Warrants pursuant to the terms of the Warrant Conversion Agreement received “B Replacement Warrants” (“B Replacement Warrants”) equal to the number of “B Warrants” exercised at $3.20 per share. Accordingly, an aggregate of approximately 1,165,500 “B Replacement Warrants” were issued by the Company to such holders. The “B Replacement Warrants” are exercisable for shares of the Company’s Common Stock at $4.30 per share commencing six months from the date of issuance of the “B Replacement Warrants” and ending on the three year anniversary of such date. The “B Replacement Warrants” may be exercised on a cashless basis beginning one year following the date of issuance of the “B Replacement Warrants”. The terms of the “B Replacement Warrants” contain conventional adjustments for stock splits and similar events as contained in the “B Warrants” and, except as otherwise set forth in the “B Replacement Warrants” and the Warrant Conversion Agreement, the terms of the “B Replacement Warrants” are substantially identical to the terms of the “B Warrants”.

The exercises of the above warrants and the issuance of the “B Replacement Warrants” were exempt from registration under Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, based upon the Company’s compliance with such rules and regulations. The Company received representations and warranties from all participating holders that they are “accredited investors” (as such term is defined in Rule 501 of Regulation D) and no form of general solicitation or general advertising was conducted in connection with the offering. The securities contain restrictions on transfer in accordance with the rules and regulations of the Securities Act and Regulation D.

On March 26, 2007, the holders of 12,229 warrants to acquire a like number of shares of the Company’s Common Stock, elected to exercise the warrants at the exercise price of $1.66 per share. This generated proceeds to the Company of $20,299.

During the year ended December 31, 2007, the holder of options to acquire 544 shares of Common Stock under the Company’s 2004 Stock Incentive Plan (the “Plan”) exercised the options to receive 544 shares of Common Stock, generating cash proceeds of $1,901 to the Company.

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

Stock options:

SWAT currently provides stock-based compensation to employees and directors under the Plan that has been approved by the Company’s shareholders. On July 19, 2007, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved for issuance under the Plan from 1,500,000 to 2,000,000. Stock options granted under the Plan generally vest over two to four years from the date of grant, as specified in the Plan or by the compensation committee of the Company’s board of directors, and are exercisable for a period of up to ten years from the date of grant. During the years ended December 31, 2007 and 2006, SWAT recorded share-based compensation expense related to stock options resulting in non-cash expenses of $2,212,111 and $643,165, respectively. Additionally during the year ended December 31, 2007, a non-cash expense of $37,260 was recorded based upon the value of non-qualified options to acquire 15,000 shares of Common Stock issued to a consultant.

A summary of the status of the Company’s stock options as of December 31, 2007, and changes during the year then ended, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	837,869	$4.53
Granted	1,141,000	4.33
Exercised	(544)	3.49
Forfeited	(603,153)	4.18

Outstanding at December 31, 2007	1,375,172	$4.51	7.7	$—

Exercisable at December 31, 2007	658,777	$4.58	6.8	$—

The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $3.49 and $3.71, respectively. The total fair value of stock options granted to employees that vested during the year ended December 31, 2007 and 2006 was $1,344,000 and $166,300, respectively. During 2006, 55,943 employee stock options were exercised having an intrinsic value when exercised of $149,400 and generating cash proceeds to the Company of $195,583 and during 2007, 544 employee stock options were exercised having an intrinsic value when exercised of $1,906 and generating cash proceeds to the Company of $1,902.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers and directors and changes during the period ended December 31, 2007 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	582,901	$4.39	$2.98
Granted	1,141,000	4.33	3.56
Vested	(441,687)	4.45	3.29
Forfeited	(565,819)	4.11	3.27

Nonvested at December 31, 2007	716,395	$4.47	$3.47

As of December 31, 2007, the Company had approximately $1,192,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately three years. Based upon the Company’s experience approximately 95% of the total stock options or approximately 1,300,000 options, are expected to vest in the future, under their terms.

Subsequent to December 31, 2007, the Company issued options to purchase an additional 340,000 shares of common stock to directors, officers and employees under the Company stock option plan. Of these grants, 300,000 are exercisable at $1.21 per share and 40,000 are exercisable at $0.65 per share, and all are subject to vesting requirements and with ten year lives.

Common stock purchase warrants:

Through December 31, 2007, in addition to the stock options under the Company’s Plan as discussed above, the Company has issued warrants in connection with debt offerings, placement agent services, acquisitions, as well as consulting agreements. Following is a summary of the terms of the warrant agreements that are outstanding as of December 31, 2007:

Type	Notes	Quantity	Exercise price	Issue date	Expire date
2004 Placement agent warrants	(1)	73,893	$4.05	Dec. 2004	Nov. 2009
2005 Bridge loan warrants		137,500	$6.00	July 2005	July 2010
2005 IPO SWATW Warrants	(2)	1,380,000	$9.00	July 2005	July 2010
2005 Placement agent warrants	(1)	240,000	$9.38	July 2005	July 2010
2006 Placement agent warrants	(1)	237,287	$4.96	Oct. 2006	Sept. 2011
2006 Placement agent warrants		60,000	$6.00	Dec. 2006	Dec. 2011
2006 A Warrants		171,000	$4.75	Oct. 2006	Oct. 2010
2006 B Warrants		35,000	$4.75	Oct. 2006	April 2008
2006 SWATW Warrants		52,000	$9.00	Oct. 2006	July 2010
2007 A Warrants		166,667	$4.75	Mar. 2007	Mar. 2011
2007 SWATW Warrants		166,667	$9.00	Mar. 2007	July 2010
2007 B Replacement warrants		1,200,140	$4.30	Sept. 2007	Sept. 2010
2007 Consulting warrant		15,000	$3.83	Aug. 2007	Aug. 2012

Total		3,935,154

(1)	The exercise price is the average of the underlying warrants.
(2)	The 2005 IPO SWATW Warrants are publicly traded and are subject to redemption as discussed below.

In connection with the October 2006 and March / April 2007 offerings, the Company issued Investor Warrants consisting of three separate warrants with the following terms: Warrant “A” is exercisable at $4.75 per share and expiring four years from closing; Warrant “B” is exercisable at $4.75 per share and expiring 18 months from closing; and Warrant “SWATW”’s terms mirror exactly SWAT’s current publicly-traded warrants, trading under the symbol: SWATW. Generally, the SWATW Warrants are exercisable at $9.00 per share, expire in July 2010 and are redeemable by SWAT beginning on July 18, 2008 for $0.10 each, under defined conditions, including a minimum trading price of the Common Stock of $13.50 per share. SWAT will use its reasonable best efforts to obtain the same CUSIP number for the “SWATW” Warrants issued in the private placement (the “new SWATW Warrants”) as is assigned to SWAT’s current publicly-traded “SWATW” Warrants (the “existing SWATW Warrants”) so that following registration of the new SWATW Warrants they will trade with the existing SWATW Warrants. If SWAT is unable to do so prior to the six month anniversary of the closing, the new SWATW Warrants can thereupon be exchanged by the holder for a warrant, identical in form to Warrant “A” and Warrant “B” issued at the closing, except that the exercise price shall be $8.00 per share and the expiration date shall be July 18, 2010. All warrants shall be exercisable in cash, commencing six months after the closing and contain anti-dilution rights for stock splits and stock dividends.

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

Industry segments

As a result of the Vizer merger that was completed as of December 31, 2006, the Company now operates in business segments that are divided into three distinct business reporting units. The first business unit, called “Veritas” (formerly referred to as Avurt), includes the operations of “Veritas Tactical,” which distributes and produces non-lethal personal protection devices and compliance products and creates innovative training systems and tools to increase the quality of training worldwide for law enforcement, militaries, both private and government, and civilians. Veritas also includes the results of the recently acquired Perfect Circle operations. The second business unit operates within the “Technology Division” and includes the operations of Vizer, which specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems. The third business unit operates within the “Technology Division” and includes the operations of ShiftWatch which is a product line of mobile digital video surveillance solutions for public transportation. All of the industry segments are located at the Company’s headquarters in Louisville, Colorado. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. No industry segment information was reported prior to the December 31, 2006 Vizer merger as previously the Company operated in one business the ShiftWatch unit. Selected financial information from the Company’s business segments is as follows:

Year ended December 31, 2007	Veritas	Vizer	ShiftWatch	Corporate Overhead / Eliminations	Totals
Net sales	$287,100	$639,700	$315,200	$—	$1,242,000
Gross profit (loss)	(63,500)	80,800	62,900	—	80,200
Operating loss	(4,700,400)	(1,333,500)	(1,833,300)	(7,823,300)	(15,690,500)
Interest expense	30,600	6,000	103,400	6,159,900	6,299,900
Net loss	(4,729,200)	(1,339,200)	(2,007,600)	(13,810,900)	(21,886,900)
Depreciation and
amortization	224,600	676,800	75,100	8,400	985,000
Capital expenditures	510,000	50,700	50,900	12,600	624,200
Identifiable assets	3,759,200	1,147,100	933,200	3,859,000	9,698,500
Stock based compensation	—	—	—	2,249,400	2,249,400
Impairment	3,874,400	985,300	—	—	4,859,700

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

Customer concentration

As of December 31, 2007, two customers comprised 51% and 10.9%, respectively, of the outstanding total accounts receivable balance. For the year ended December 31, 2007, two customers accounted for 19.3% and 12.6%, respectively, of net sales. For the year ended December 31, 2006, one customer accounted for 37% of net sales.

10.	Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2007	2006
Federal income tax benefit at 34%	$(7,442,000)	$(3,178,000)
State income tax benefit net of federal tax effect	(1,094,000)	(327,000)
Permanent items	3,196,000	1,246,000
Inventory reserve	1,000	51,000
Deferred revenue	81,000	84,000
Other	43,000	9,000
Valuation allowance	5,215,000	2,115,000

	—	—

As of December 31, 2007, the Company has net operating loss carryforwards of approximately $23,000,000 for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2027. Certain of the net operating loss carryforwards are subject to annual usage limitations as a result of changes in ownership levels within the Company. A valuation allowance was recorded at December 31, 2007, due to uncertainty as to the realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

Deferred tax assets (liabilities):
Net operating loss carryforwards, long term	$8,740,000
Tax credits, long term	161,000
Inventory reserve, current	58,000
Equipment, long-term	(23,000)
Deferred revenue and other	124,000
Intangibles and other long-lived assets, long-term	1,521,000

Deferred tax asset	10,581,000
Valuation allowance	(10,581,000)

Net current deferred tax asset	$—

11.	Commitments and contingencies:

Legal actions:

On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against Security With Advanced Technology, Inc., Vizer Group, Inc. and Avurt International, Inc. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non- Disclosure Agreement between Vizer Group, Inc. and PTI. PTI is seeking (a) damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. We believe that PTI’s claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against PTI.

On January 26, 2008, the Company and a director, Gregory Pusey, and an officer, Jeffrey G. McGonegal, were served with a complaint filed in District Court — Larimer County, Fort Collins, Colorado, by Scott G. and Sandy Sutton concerning amounts that Mr. and Mrs. Sutton allege are due to them in connection with the termination of Mr. Sutton’s employment agreement with the Company and in connection with the merger agreement effective as of December 31, 2006 between the Company, Vizer Group, Inc. (“Vizer”), the Company we acquired from the shareholders of Vizer, including Mr. and Mrs. Sutton. Specifically, the complaint asserts that Mr. Sutton is due severance and other amounts under his employment agreement and that Mr. and Mrs. Sutton are due earn-out consideration and other amounts under the merger agreement. The complaint also asserts that the Company and the named individual defendants knew or should have known that certain information, representations and warranties associated with the Company as part of the merger agreement were inaccurate and untrue at the time the merger agreement was executed. The Company is in the process of reviewing the complaint with its legal counsel, and believes that the claims in the complaint are groundless and intends to aggressively defend itself in this matter and explore its own legal remedies, including counterclaims.

Leases:

The Company leases its office and warehouse facilities and equipment from unrelated parties under agreements that expire through April 2013 and currently require monthly rentals of approximately $27,500, and generally escalate over the term of the leases. Future annual minimum commitments are $347,700 in 2008; $255,500 in 2009; $211,300 in 2010; $214,100 in 2011; $215,600 in 2012 and $73,200 thereafter. The agreements contain renewal options under specified conditions. Total rent expense under all agreements, excluding the acquired operations totaled $213,200 and $143,900 for the years ended December 31, 2007 and 2006, respectively.

Employment agreements:

The Company has entered into employment agreements with its Chairman and CEO. The agreements generally extend through the year ended December 31, 2008, provide for customary benefits, severance rights and confidentiality provisions and are also renewable. The agreements provide for a total annual minimum compensation of approximately $210,000.

Letter of Credit

In connection with the Company’s entering into a supply agreement, the Company’s bank issued a $100,000 letter of credit on behalf of the Company to the supplier, against future purchases. In August, 2007, the Company ceased doing business with this supplier. As a result, the letter of credit has been cancelled.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 because of the identification of material weaknesses in our internal control over financial reporting. The lack of an effective control environment has been identified as a material weakness contributing to the inadequacy of the Company’s disclosure controls and procedures as further discussed below with respect to the weaknesses in the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management conducted an assessment of the effectiveness of the Company’s internal control system as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or a combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007.

Ineffective Control Environment

The Company did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, the Company did not adequately design in an effective manner the procedures necessary to support on a timely basis the requirements of the financial reporting and closing process.

Our evaluation concluded that, although policies and procedures appropriate for operating control activities were designed, and in large part instituted, the Company has not been successful in designing and implementing polices for the control environment. The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. A material weakness in the control environment affects all other internal control components.

We have also identified conditions as of December 31, 2007 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. Our former Chief Financial Officer became our Chief Executive Officer in October 2007. Our Company has not hired another individual to act as our Chief Financial Officer. We believe the absence of a full-time Chief Financial Officer has resulted in a significant deficiency with respect to the lack of qualified accounting personnel. We have been able to mitigate this deficiency by engaging outside consultants to assist the Company in its accounting activities, but believe that the only effective long-term solution to our accounting needs is to hire a qualified replacement Chief Financial Officer or Chief Accounting Officer. Due to our budgetary constraints, we are uncertain as to when we will be able to accomplish this.

We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our Chief Executive Officer of accounting information and reconciliations, and the use of outside consultants.

We are also in the process of taking additional corrective measures to further remedy the deficiencies in future periods.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2007 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as of December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management is currently taking corrective action to remedy the internal control weaknesses described above. See “Remediation of Material Weaknesses in Internal Control over Financial Reporting” described below.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to remediating each of the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting. Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

•	The expanded use of outside consultants in the processing and preparation of financial information and reports.
•	Either internally or through the use of outside consultants, the expansion of accounting policies and procedures to aid in the processing of accounting information on a timely basis.

Management is committed to creating and implementing an effective internal control system for each of the five internal control components set forth in the Internal Control — Integrated Framework issued by COSO. In this regard, we are consulting with legal and accounting professionals to support us in the development of internal controls that are built into our business infrastructure and part of the every day consciousness of our organization.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There have been no significant changes made in our internal controls or in other factors that have significantly affected internal controls subsequent to the evaluation date.

ITEM 8B.   OTHER INFORMATION

None.

PART III

        The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the definitive proxy statement (the “Proxy Statement”) for our 2007 annual meeting of shareholders to be filed within 120 days after our 2007 fiscal year end.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The information required by this Item is incorporated by reference to the company's definitive proxy statement which is due to be filed within 120 days of the end of the Company's fiscal year ended December 31, 2007.

ITEM 10.    EXECUTIVE COMPENSATION.

        The information required by this Item is incorporated by reference to the company's definitive proxy statement which is due to be filed within 120 days of the end of the Company's fiscal year ended December 31, 2007.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is incorporated by reference to the company's definitive proxy statement which is due to be filed within 120 days of the end of the Company's fiscal year ended December 31, 2007.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

        The information required by this Item is incorporated by reference to the company's definitive proxy statement which is due to be filed within 120 days of the end of the Company's fiscal year ended December 31, 2007.

ITEM 13.    EXHIBITS.

Number	Description

3.1	Articles of Incorporation (8)
3.2	Articles of Amendment to Articles of Incorporation (8)
3.3	Articles of Amendment to Articles of Incorporation (1)
3.4	Amended and Restated Bylaws (8)
3.5	Amended and Restated Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. (13)
4.1	Specimen Stock Certificate (8)
4.2	Form of October 2006 Convertible Promissory Note (4)
4.3	Form of March and April 2007 Convertible Promissory Note (7)
4.4	Form of Warrant "A" to Purchase Shares of Common Stock at an exercise price of $4.75 per share (4)
4.5	Form of Warrant "B" to Purchase Shares of Common Stock at an exercise price of $5.00 per share (7)
4.6	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into June 2005 and Warrant Certificate (8)
4.7	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into September 29, 2006 and Warrant Certificate(4)
4.8	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into March 26, 2007 and Warrant Certificate (7)
4.9	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into April 12, 2007 and Warrant Certificate (1)

10.1	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005 (8)
10.2	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 (8)
10.3	Employment Agreement between Security With Advanced Technology, Inc. and Scott G. Sutton dated as of December 31, 2006 (1)
10.4	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended (8)
10.5	Securities Purchase Agreement entered into September 29, 2006 by and between A4S Security, Inc. and the investors set forth on Schedule I thereto (4)
10.6	Securities Purchase Agreement entered into March 26, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (7)
10.7	Securities Purchase Agreement entered into April 12, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (1)
10.8	Form of Subscription Agreement and Letter of Investment Intent (4)
10.9	Registration Rights Agreement entered into as of September 29, 2006 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.10	First Amendment to Registration Rights Agreement dated December 15, 2006 by and among Security with Advanced Technology and the investors signatory thereto (6)
10.11	Registration Rights Agreement entered into as of March 26, 2007 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.12	Registration Rights Agreement entered into as of April 12, 2007 by and among A4S Security, Inc. and the investors signatory thereto (1)
10.13	Plan of Merger by and among A4S Security, Inc., Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Sandy Sutton, Scott G. Sutton and Michael Cox, dated September 3, 2006 (9)
10.14	Code of Ethics (8)
10.15	Registration Rights Agreement dated as of July 10, 2007 by and among Security With Advanced Technology, Inc. and Gary E. Gibson, Roy Urban, Ron Urban and Thomas G. Kotsiopoulos (10)
10.16	Asset Purchase Agreement dated as of July 10, 2007 by and among Security With Advanced Technology, Inc., PCP Acquisition, Inc., Perfect Circle Projectiles, LLC and Gary E. Gibson (10)
10.17	Consulting Agreement dated as of July 10, 2007 by and among PCP Acquisition, Inc., Perfect Circle Projectiles, LLC and Gary E. Gibson (10)
10.18	Patent License Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.19	Royalty Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.20	Facilities Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.21	Confidentiality and Non-Competition Agreement dated as of July 10, 2007 by Perfect Circle Projectiles, LLC and certain key employees of Perfect Circle Projectiles, LLC party thereto, for the benefit of PCP Acquisition, Inc. (10)
10.22	Warrant Conversion Agreement from September 2007 warrant conversion (12)
10.23	Warrant Conversion Agreement from December 2007 warrant conversion (13)
23.1	Consent of GHP Horwath, P.C. (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (1)
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002 (1)
99.1	Audit Committee Charter (8)
99.2	Compensation Committee Charter (8)
99.3	Nominating and Corporate Governance Committee Charter (8)
99.4	Code of Business Conduct and Ethics (8)

(1)	Filed herewith.
(2)	Incorporated by reference to the Form 8-K filed on June 22, 2006.
(3)	Incorporated by reference to the Form 8-K filed on September 5, 2006
(4)	Incorporated by reference to the Form 8-K filed on October 3, 2006.
(5)	Incorporated by reference to the Form 8-K filed on October 17, 2006.
(6)	Incorporated by reference to the Registration Statement on Form S-3 filed on January 11, 2007.
(7)	Incorporated by reference to the Form 8-K filed on March 27, 2007.
(8)	Incorporated by reference to the Registration Statement on Form SB-2 (333-124238).
(9)	Incorporated by reference to the Definitive Proxy Statement filed on November 30, 2006.
(10)	Incorporated by reference to the Form 8-K filed on July 13, 2007.
(11)	Incorporated by reference to the Registration Statement on Form S-3 filed on August 27, 2007.
(12)	Incorporated by reference to the Form 8-K filed on October 4, 2007.
(13)	Incorporated by reference to the Form 8-K filed on January 4, 2008.

ITEM 14.   Principal Accountant Fees and Services.

        The information required by this Item is incorporated by reference to the Proxy Statement.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2008	SECURITY WITH ADVANCED TECHNOLOGY, INC. A Colorado Corporation (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal Its: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey G. McGonegal
        Jeffrey G. McGonegal
        Chief Executive Officer and Director (Principal Executive Officer)
        Chief Financial Officer (Principal Financial Officer)

By: /s/ Gregory Pusey
        Gregory Pusey
        Chairman of the Board of Directors and Director

By: /s/ Thomas R. Marinelli
        Thomas R. Marinelli
        Director

By: /s/ Gail Schoettler
        Gail Schoettler
        Director

By: /s/ Robert J. Williams
        Robert J. Williams
        Director

By: /s/ David Welch
        David Welch
Director	April 16, 2008 April 16, 2008 April 16, 2008 April 16, 2008 April 16, 2008 April 16, 2008

Exhibit Index

Number	Description

3.1	Articles of Incorporation (8)
3.2	Articles of Amendment to Articles of Incorporation (8)
3.3	Articles of Amendment to Articles of Incorporation (1)
3.4	Amended and Restated Bylaws (8)
3.5	Amended and Restated Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. (13)
4.1	Specimen Stock Certificate (8)
4.2	Form of October 2006 Convertible Promissory Note (4)
4.3	Form of March and April 2007 Convertible Promissory Note (7)
4.4	Form of Warrant "A" to Purchase Shares of Common Stock at an exercise price of $4.75 per share (4)
4.5	Form of Warrant "B" to Purchase Shares of Common Stock at an exercise price of $5.00 per share (7)
4.6	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into June 2005 and Warrant Certificate (8)
4.7	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into September 29, 2006 and Warrant Certificate(4)
4.8	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into March 26, 2007 and Warrant Certificate (7)
4.9	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into April 12, 2007 and Warrant Certificate (1)
10.1	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005 (8)
10.2	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 (8)
10.3	Employment Agreement between Security With Advanced Technology, Inc. and Scott G. Sutton dated as of December 31, 2006 (1)
10.4	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended (8)
10.5	Securities Purchase Agreement entered into September 29, 2006 by and between A4S Security, Inc. and the investors set forth on Schedule I thereto (4)
10.6	Securities Purchase Agreement entered into March 26, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (7)
10.7	Securities Purchase Agreement entered into April 12, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (1)
10.8	Form of Subscription Agreement and Letter of Investment Intent (4)
10.9	Registration Rights Agreement entered into as of September 29, 2006 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.10	First Amendment to Registration Rights Agreement dated December 15, 2006 by and among Security with Advanced Technology and the investors signatory thereto (6)

10.11	Registration Rights Agreement entered into as of March 26, 2007 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.12	Registration Rights Agreement entered into as of April 12, 2007 by and among A4S Security, Inc. and the investors signatory thereto (1)
10.13	Plan of Merger by and among A4S Security, Inc., Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Sandy Sutton, Scott G. Sutton and Michael Cox, dated September 3, 2006 (9)
10.14	Code of Ethics (8)
10.15	Registration Rights Agreement dated as of July 10, 2007 by and among Security With Advanced Technology, Inc. and Gary E. Gibson, Roy Urban, Ron Urban and Thomas G. Kotsiopoulos (10)
10.16	Asset Purchase Agreement dated as of July 10, 2007 by and among Security With Advanced Technology, Inc., PCP Acquisition, Inc., Perfect Circle Projectiles, LLC and Gary E. Gibson (10)
10.17	Consulting Agreement dated as of July 10, 2007 by and among PCP Acquisition, Inc., Perfect Circle Projectiles, LLC and Gary E. Gibson (10)
10.18	Patent License Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.19	Royalty Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.20	Facilities Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.21	Confidentiality and Non-Competition Agreement dated as of July 10, 2007 by Perfect Circle Projectiles, LLC and certain key employees of Perfect Circle Projectiles, LLC party thereto, for the benefit of PCP Acquisition, Inc. (10)
10.22	Warrant Conversion Agreement from September 2007 warrant conversion (12)
10.23	Warrant Conversion Agreement from December 2007 warrant conversion (13)
23.1	Consent of GHP Horwath, P.C. (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (1)
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002 (1)
99.1	Audit Committee Charter (8)
99.2	Compensation Committee Charter (8)
99.3	Nominating and Corporate Governance Committee Charter (8)
99.4	Code of Business Conduct and Ethics (8)

(1)	Filed herewith.
(2)	Incorporated by reference to the Form 8-K filed on June 22, 2006.
(3)	Incorporated by reference to the Form 8-K filed on September 5, 2006
(4)	Incorporated by reference to the Form 8-K filed on October 3, 2006.
(5)	Incorporated by reference to the Form 8-K filed on October 17, 2006.
(6)	Incorporated by reference to the Registration Statement on Form S-3 filed on January 11, 2007.
(7)	Incorporated by reference to the Form 8-K filed on March 27, 2007.
(8)	Incorporated by reference to the Registration Statement on Form SB-2 (333-124238).
(9)	Incorporated by reference to the Definitive Proxy Statement filed on November 30, 2006.
(10)	Incorporated by reference to the Form 8-K filed on July 13, 2007.
(11)	Incorporated by reference to the Registration Statement on Form S-3 filed on August 27, 2007.
(12)	Incorporated by reference to the Form 8-K filed on October 4, 2007.
(13)	Incorporated by reference to the Form 8-K filed on January 4, 2008.