Form 10KSB/A
period 2007-12-31
Security With Advanced Technology, Inc.
filed 2008-04-29
CIK 1216199

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [_]    No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   [_]     No   [X]

The Registrant had revenues of $1,242,000 for its most recent fiscal year ended December 31, 2007.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price as of April 23, 2008 was $2,529,000.

The number of shares outstanding of the Registrant’s common stock on April 23, 2008 was 7,213,403.

The number of the Registrant’s SWATW common stock purchase warrants outstanding on April 23, 2008 was 1,380,000.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB (“Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 originally filed on April 16, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not be filing our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007.

Except as described above, no other changes have been made to the Original Fling. The Original Filing continues to speak as of the date filed and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing date of the Original Filing.

SECURITY WITH ADVANCED TECHNOLOGY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB / A

PART III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Amendment No. 1 to its Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, changes in business conditions, the general economy, competition, changes in product offerings, as well as regulatory developments that could cause actual results to vary materially from the future anticipated results indicated, expressed or implied, in such forward-looking statements. The Company disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                The following individuals serve as our directors and/or executive officers, as indicated:

Name	Age	Position
Gregory Pusey	55	Chairman of the Board of Directors and Secretary
Jeffrey G. McGonegal	57	Chief Executive Officer and Chief Financial Officer
Thomas R. Marinelli	56	Director
Gail Schoettler	64	Director
Robert J. Williams	67	Director
David E. Welch	61	Director

        Gregory Pusey – Greg joined our board in 2002 and has served as Chairman of the Board since October 2004. He became our Secretary in March 2006. Greg is also: (i) the President, a principal shareholder and a director of Cambridge Holdings, Ltd., a publicly-held business development firm, (ii) chairman of the board of directors and director of AspenBio Pharma, Inc., a publicly-held biomedical company, and (iii) President of Livingston Capital, Ltd., a private venture capital firm. He serves as a director of Bactolac Pharmaceutical, Inc., a privately-held company engaged in manufacturing and marketing of nutraceuticals. Greg has been associated with Bactolac Pharmaceutical, Inc. and its predecessors since 1997. He holds a B.S. degree in finance from Boston College.

        Jeffrey G. McGonegal— Jeff became our Chief Executive Officer in October 2007 and has served as our Chief Financial Officer since late 2003. Jeff also serves as Senior Vice President — Finance of Cambridge Holdings, Ltd. and as Chief Financial Officer of AspenBio Pharma, Inc. Since 1997, he has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, Jeff was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Jeff served as managing partner of the Denver, Colorado office. Mr. McGonegal was elected in 2005, and currently serves on the board of Imagenetix, Inc., a publicly-held company in the nutritional supplements industry. He received a B.A. degree in accounting from Florida State University. Mr. McGonegal is a Certified Public Accountant, licensed in the state of Colorado.

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

        Gail Schoettler – Dr. Gail Schoettler joined the board of directors of the Company in April 2005. Ambassador Gail Schoettler serves on the boards of AspenBio Pharma, Inc., Masergy Communications, Delta Dental of Colorado, The Colorado Trust (Colorado’s largest foundation) and several non-profit organizations. She has served as a U.S. Ambassador and as Colorado’s Lt. Governor and State Treasurer. In 1998, she narrowly lost her bid for Governor of Colorado. She started two successful banks and is involved in her family’s cattle ranch, vineyards and real estate enterprises. In addition to being a Denver Post columnist, Dr. Schoettler and her husband own eGlobalEducation, a custom travel company leading executive groups to countries around the world. She earned a BA in economics from Stanford and MA and PhD degrees in African History from the University of California at Santa Barbara. Among her numerous awards is the French Legion of Honor (France’s highest civilian award) from President Jacques Chirac of France.

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

The following is biographical information regarding other key personnel at SWAT:

        Corey Holland— Corey is the Director of SWAT’s technology division, Vizer Group. Prior to joining SWAT, Corey spent eight years in various management positions at TimeCentre, Inc., a software development company, including director of operations, business development manager and senior sales representative. Corey has additional experience at software and service organizations where he sold, installed and trained customers on new HR, payroll and time attendance software while building and maintaining a sales pipeline.  Corey has a bachelor’s of science degree in electronics engineering from Denver Technical College and is completing his master’s degree in business administration from Colorado State University.

        Ben Cook— Ben is the Director of the Veritas Division and is responsible for driving product development as well as serving as the chief instructor for the Veritas Division’s training group, which provides training for military, law enforcement and civilians.  Prior to joining SWAT, Ben was the General Manager in charge of all daily operations for BTB Inc., a sporting goods business generating $5.5 million in annual sales. Ben has more than 10 years of experience in the firearms industry where he has held various management and sales consulting positions. As a marketing consultant for Real Action Marker he tripled sales in less than one year. Ben holds an MBA in Marketing from the University of Colorado at Denver, a Bachelor of Arts degree in Behavioral Science from Metropolitan State College in Denver, Colorado, and a Practitioner’s Certification in Project Management from the University of Colorado at Denver.

Compliance with Section 16(a) of the Exchange Act

        Except as set forth below, based solely on the Company’s review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended December 31, 2007. Each of our independent directors filed a Form 4 with the Securities and Exchange Commission on March 27, 2008 that should have been filed on May 31, 2007 to report one transaction.

Board Committees and Meetings

        Our board of directors has an Audit Committee (established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), a Compensation Committee and a Nominating and Corporate Governance Committee. All committees are comprised solely of members who are independent directors.

Audit Committee

        Our current Audit Committee members are David E. Welch (chair), Gail Schoettler and Robert J. Williams. The Audit Committee performs the following functions, among others:

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

        The specific functions and responsibilities of the Audit Committee are set forth in the Audit Committee Charter. We have determined that Mr. Welch, who chairs our Audit Committee, qualifies as an “audit committee financial expert” pursuant to SEC regulations. Mr. Welch is “independent” pursuant to Rule 10A-3 promulgated under the Exchange Act and pursuant to Nasdaq rules and the other members of the Audit Committee satisfy the financial literacy requirements for Audit Committee members under these rules and regulations.

Compensation Committee

        Our current Compensation Committee, whose members are Robert Williams (chair), Gail Schoettler and David E. Welch. The Compensation Committee performs the following functions, among others:

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

Nominating and Corporate Governance Committee

        Our Nominating and Corporate Governance Committee is comprised of Gail Schoettler (chair), Robert Williams and David E. Welch. The Nominating and Governance Committee performs the following functions, among others:

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

Underwriter’s Board Rights

        Pursuant to the underwriting agreement in connection with our public offering, we have agreed, for a period of no less than two years from the date of our public offering, to engage a designee of the representatives of the underwriters as an advisor to our board of directors. Such advisor may attend meetings of the board, receive all notices and other correspondence and communications sent by us to members of our board of directors and receive compensation equal to the highest compensation of other non-officer directors, excluding the chairperson of our Audit Committee and Nominating and Corporate Governance Committee. In addition, such advisor is entitled to receive reimbursement for all costs incurred in attending such meetings including, food, lodging and transportation. The advisor will have none of the duties, rights, or powers of a director. This right expired in July 2007.

CODE OF ETHICS

        Our board of directors has adopted a Code of Ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics codifies the business and ethical principles that govern all aspects of our business.

        Our Code of Ethics is available on our website at www.swat-systems.com and we will undertake to provide a copy of the Code of Ethics to any person at no charge, upon written request. All written requests should be directed to Security With Advanced Technology, Inc., 1722 Boxelder St., Suite 101, Louisville, CO 80027, Attention: Corporate Secretary.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

General

        The Compensation Committee of our board of directors establishes the salary and other compensation of the chief executive officer, reviews and approves the salary and other compensation of the other Named Executive Officers (as defined below), and provides oversight of our compensation programs. The Compensation Committee consists entirely of non-employee, independent members of our board. In 2007, the Compensation Committee did not engage a consultant to assist it in carrying out its responsibilities with respect to executive compensation.

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

        The following table sets out the compensation received for the fiscal years ended December 31, 2007 and 2006 with respect to each of the individuals who were the Company’s chief executive officer and chief financial officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position / Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan comp- nsation($)	Change in pension value and nonqualified deferred compensation earnings ($) (7)	All Other Compen- sation ($) (8)	Total ($)

Jeffrey G. McGonegal(1)
Chief Executive Officer and Chief Financial Officer
2007	$110,353	$25,000	$—	$59,283	$—	$—	$—	$194,636
2006	$59,231	$—	$—	$68,301	$—	$—	$243	$127,775

Thomas Marinelli(2)
Former Chief Executive Officer
2007	$14,000	$—	$—	$63,659	$—	$—	$—	$77,659
2006	$117,846	$—	$—	$71,990	$—	$—	$243	$190,079

Michael Cox(3)
Former Vice President of Engineering
2007	$104,808	$—	$—	$149,954	$—	$—	$6,734	$261,496
2006	$—	$—	$—	$—	$—	$—	$—	$—

Scott G. Sutton(4)
Former Chief Executive Officer and President
2007	$135,692	$—	$—	$189,501	$—	$—	$41,277	$366,470
2006	$—	$—	$—	$—	$—	$—	$—	$—

(1)	In 2006, Mr. McGonegal was granted 7,500 options, exercisable at $4.93 per common share and vesting 33.3% annually in arrears. On January 15, 2008 Mr. McGonegal was granted 200,000 options at $1.21 per share vesting in arrears over a three year period and expiring in ten years. Mr. McGonegal's annual compensation was increased to a rate of $150,000 effective February 1, 2008, with the resulting increased cash payment deferred pending improved financial condition, at the discretion of Mr. McGonegal. As of January 15, 2008, Mr. McGonegal was awarded a cash bonus of $12,500, by the board of directors.

(2)	Under the terms of Thomas Marinelli's employment agreement which commenced in 2005 and expired as of March 31, 2007, $14,000 in 2007 and $72,000 in 2006 of the compensation he received was paid for his service Company. In 2006, Mr. Marinelli was granted 26,900 options, exercisable at $4.93 per common share and vesting 33.3% annually in arrears. On March 25, 2008, Mr. Marinelli was granted 10,000 options at $0.65 per share vesting in arrears over a three year period and expiring in ten years. Mr. Marinelli's options continue to vest as a result of his role with the Company as a board member.

(3)	Michael Cox's employment with the Company terminated as of October 25, 2007. He joined the Company effective as of December 31, 2006 upon the completion of the Vizer merger. On February 5, 2007, Mr. Cox was granted 65,000 options at $4.83 per share vesting in advance over a three year period and the non-vested options expired upon his leaving the Company and the balance expired ninety days thereafter. Mr. Cox's other compensation includes $6,653 of accumulated vacation and paid time off that was paid upon his leaving the Company. Mr. Cox's employment agreement, which terminated with his leaving the Company, provided for annual compensation of $125,000.

(4)	Scott G. Sutton's employment with the Company terminated upon his resignation effective December 21, 2007. He joined the Company effective as of December 31, 2006 upon the completion of the Vizer merger. On February 5, 2007, Mr. Sutton was granted 75,000 options at $4.83 per share vesting in advance over a three year period and the non-vested options expired upon his leaving the Company and the balance expired ninety days thereafter. Mr. Sutton's other compensation includes $4,308 of accumulated vacation and paid time off that was paid upon his leaving the Company and approximately $36,046 in payments made at the direction of Mr. Sutton that the Company has become aware of and has taken the position that such amounts were unsubstantiated and unauthorized. Such amounts include $17,072 in Vizer acquisition professional fees which, under the Vizer merger agreement, were not payable by the Company, $9,988 in car payments for Mr. Sutton's personal car and $8,986 in miscellaneous expenses, including Mr. Sutton's personal state income tax obligations, personal travel for his wife and expenses for Mr. Sutton's bicycle, among other items. The Company is seeking reimbursement of these amounts from Mr. Sutton. Mr. Sutton's employment agreement which terminated with his leaving the Company, provided for annual compensation of $140,000. Mr. Sutton and his wife filed suit against the Company in 2008 claiming, among other items, that Mr. Sutton was constructively discharged from the Company and, as a result, the Sutton's are entitled to a payout under earn-out arrangements with the Company under the Vizer merger agreement and his employment agreement. The Company is vigorously defending itself in this matter and has countersued Mr. Sutton for damages.

(5)	Other than for the exercise price, options are granted to executives at no cost basis.

(6)	Except as noted, other annual compensation includes group medical and life insurance benefits paid on behalf of the executive as part of our employee group medical plan.

The value of option awards is calculated in accordance with the provisions of FASB 123R, as disclosed in the Company's annual report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jeffrey G. McGonegal
Chief Executive Officer and Chief Financial Officer	5,761	—	—	$18.40	9-19-08	—	—	—	—
	61,142	20,380	—	3.50	10-19-14	—	—	—	—
	5,435	—	—	3.50	3-25-15	—	—	—	—
	5,000	2,500	—	4.93	5-5-16	—	—	—	—

Thomas Marinelli
Former Chief Executive Officer	27,174	—	—	$3.50	10-29-14	—	—	—	—
	54,348	—	—	3.50	3-25-15	—	—	—	—
	17,933	8,967	—	4.93	5-5-16	—	—	—	—
Michael Cox(1)
Former Vice President of Engineering	21,666	—	—	$4.83	1-23-08	—	—	—	—

Scott G. Sutton(1)
Former Chief Executive Officer and President	25,000	—	—	$4.83	3-20-08	—	—	—	—

(1)	Under the terms of the 2004 Stock Incentive Plan, at the date of an individual’s separation from the Company, all non-vested options expire at that date and any vested options expire 90 days after separation, unless such vested options are exercised during that subsequent 90 day period. For Mr. Cox, 65,000 options expired and for Mr. Sutton, 75,000 options expired in connection with their terminations.

Stock options granted generally vest over a three year period from the date of grant, annually in arrears and expire in ten years. The exercise price is based upon the fair market value of the common stock as of the date of grant.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Gregory Pusey(1)	$100,000	—	$67,787	—	—	$167,787
Director

Gail Schoettler(2)	—	—	$38,693	—	—	$38,693
Director

Robert Williams(3)	—	—	$41,973	—	—	$41,973
Director

David Welch(4)	—	—	$45,999	—	—	$45,999
Director

Barry Loder(5)	—	—	$38,693	—	—	$38,693
Former Director

Scott Sutton(6)	$135,692	—	$189,501	—	$41,277	$366,470
Former Director

(1)	As of December 31, 2007, Mr. Pusey held 96,087 stock options that were granted under our 2004 Stock Incentive Plan. As of January 15, 2008, Mr. Pusey was awarded a cash bonus of $12,500 by the board of directors. Effective February 1, 2008, My Pusey’s compensation was reduced to $60,000. On January 15, 2008 Mr. Pusey was granted 50,000 options at $1.21 per share vesting in arrears over a three year period and expiring in ten years.

(2)	As of December 31, 2007, Ms. Schoettler held 47,174 stock options that were granted under our 2004 Stock Incentive Plan. On March 25, 2008 Ms. Schoettler was granted 10,000 options at $0.65 per share vesting in arrears over a three year period and expiring in ten years.

(3)	As of December 31, 2007, Mr. Williams held 47,000 stock options that were granted under our 2004 Stock Incentive Plan. On March 25, 2008 Mr. Williams was granted 10,000 options at $0.65 per share vesting in arrears over a three year period and expiring in ten years.

(4)	As of December 31, 2007, Mr. Welch held 37,000 stock options that were granted under our 2004 Stock Incentive Plan. On March 25, 2008 Mr. Welch was granted 10,000 options at $0.65 per share vesting in arrears over a three year period and expiring in ten years.

(5)	As of December 31, 2007, Mr. Loder held 47,174 stock options that were granted under our 2004 Stock Incentive Plan. Mr. Loder resigned as a director as of January 4, 2008. Upon his resignation his non-vested options expired immediately and his vested options expired on April 4, 2008.

(6)	As of December 31, 2007, Mr. Sutton held 25,000 stock options that were granted under our 2004 Stock Incentive Plan. Mr. Sutton resigned as of December 21, 2007. Upon his resignation his non-vested options expired immediately and his vested options expired on March 20, 2008.

The value of option awards is calculated in accordance with the provisions of FASB 123R, as disclosed in the Company’s annual report.

Agreements with Management

        We have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, Jeffrey G. McGonegal, and our Secretary and Chairman of the board of directors, Gregory Pusey. The agreements for Messrs. McGonegal and Pusey have a base term through May 31, 2008 and automatically renew annually unless cancelled. Mr. McGonegal receives a base annual salary of $110,000 (revised to $150,000 effective February 1, 2008, with the cash payment of the increase deferred by Mr. McGonegal until such time as the Company is in a better financial position) and Mr. Pusey receives a base annual salary of $60,000. The employment agreements for Messrs. McGonegal and Pusey provide that each will devote substantial business time to our activities, but do not require that they devote any specific percentage of their time to us. Each agreement provides that our board of directors, based upon recommendations of the Compensation Committee, will create a bonus plan for officers, which will include each of these persons. The terms and objectives of the bonus plan will be determined by our board of directors. Each employment agreement includes provisions for severance generally equivalent to six months’ salary and benefits if the officer’s employment is terminated by us without “cause” or by the officer for “good reason” (as such terms are defined in the employment agreements), or upon the death or disability of the officer. Messrs. McGonegal’s and Pusey’s employment agreements also provide that if the officer is terminated by us without “cause” or by the officer for “good reason,” the officer may elect to continue to be employed by us as a consultant through December 31, 2008 and receive a salary of $500 per month. The officer would then be required to provide only limited services not to exceed two hours per month on an as requested basis. The extended term was included in the agreements to permit each of these officers to maintain employment with us and to continue to qualify for the right to maintain their options to acquire our common stock.

        The employment agreements with our former President and Chief Executive Officer, Scott Sutton, our former Vice President of Engineering, Michael Cox, and our former Vice President of Finance, Thomas Muenzberg, provided for base annual salaries of $140,000, $125,000 and $100,000, respectively. These employment agreements expired upon the employees’separation from the Company, which for Mr. Cox was October 2007; for Mr. Sutton was December 2007 and for Mr. Muenzberg was March 2008. Mr. Sutton and his wife filed suit against the Company in 2008 claiming, among other items, that Mr. Sutton was constructively discharged from the Company and, as a result, the Sutton’s are entitled to a payout under earn-out arrangements with the Company under the Vizer merger agreement and his employment agreement. The Company is vigorously defending itself in this matter and has countersued Mr. Sutton for damages.

        In addition to the employment agreements with Messrs. Sutton and Cox (the “Selling Shareholders”), at the closing of the Vizer merger (“Closing”) we entered into an agreement with the Selling Shareholders providing that, at certain times within a defined period after the Closing, the Company shall pay to the Selling Shareholders additional consideration based upon the Company achieving certain milestones as defined in their employment agreements (the “Earn Out”), none of which milestones have been achieved to date. The Earn-Out is subject to acceleration pursuant to the employment agreements between the Company and each of the Selling Shareholders under certain circumstances, none of which circumstances exist in the Company’s opinion (however, this is one of Mr. and Mrs. Sutton’s claims in their lawsuit against the Company).

        At Closing the Company also entered into a registration rights agreement with the Selling Shareholders whereby the Selling Shareholders received piggyback registration rights in connection with any underwritten registration of securities of the Company. In addition, in the event of a termination of the employment of Mr. Sutton or Mr. Cox without cause (as defined in their employment agreements), Mr. Sutton or Mr. Cox, as the case may be, shall have the right, exercisable once within six months of the date of termination, to cause the Company to register the shares of common stock of the Company issued to Mr. Sutton and Mr. Cox in connection with the merger (including any shares issued pursuant to the Earn-Out). Mr. Sutton’s registration rights agreement include the shares of common stock of the Company issued to Mr. Sutton’s wife, Sandy Sutton. All such registration rights are subject to the approval of and cutback or elimination by the Company based upon advice from the Company’s underwriters (based upon market conditions). All shares issued and issuable to Scott and Sandy Sutton in connection with the merger have been and will be issued to the Scott and Sandy Sutton Revocable Trust dated January 31, 2006, for which Scott and his wife Sandy serve as trustees. Mr. Sutton and his wife filed suit against the Company in 2008 claiming, among other items, that Mr. Sutton was constructively discharged from the Company and, as a result, the Sutton’s are entitled to the registration of their Earn-Out shares. The Company is vigorously defending itself in this matter and has countersued Mr. Sutton for damages.

        We had an employment agreement with our former President and Chief Executive Officer, Thomas R. Marinelli, which commenced on April 1, 2005 and ended on March 31, 2007. Mr. Marinelli received an annual salary of $120,000. He devoted a majority of his business time to our business activities.

Benefit Plans

2004 Stock Incentive Plan

        The Company’s 2004 Stock Incentive Plan (the “Plan”), as amended authorizes the grant of restricted stock issuances or options to purchase an aggregate of 2,000,000 shares of our common stock. The purpose of the Plan is to promote our interests and the interests of our shareholders by providing participants a significant stake in our performance and providing an opportunity for the participants to increase their holdings of our common stock. The Plan is administered by the Compensation Committee of our board of directors. The Compensation Committee has the authority to select employees and consultants (which may include directors) to receive awards, to determine the number of shares of common stock covered by awards and to set the terms and conditions of awards. In addition to stock options, we may also offer a participant the right to purchase shares of common stock subject to such restrictions and conditions as the Compensation Committee may determine at the time of grant. Such conditions may include continued services to us or the achievement of specified performance goals or objectives. No common stock has been issued pursuant to the Plan.

        As of December 31, 2007 we have outstanding options to purchase 1,375,172 shares. The options are exercisable at prices ranging from $3.44 to $18.40 per share for a term of ten years. In addition to stock options, we may also offer a participant a right to purchase shares of common stock subject to such restrictions and conditions as the Compensation Committee may determine at the time of grant. Such conditions may include continued services to us or the achievement of specified performance goals or objectives. No common stock has been issued pursuant to the plan. During 2007, the Company granted a total of 1,141,000 options to employees, directors and consultants under the Plan, generally vesting over three years in arrears, exercisable at an average of $4.33 per share and expiring in ten years.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

        The following table sets forth as of April 25, 2008 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our director and executive officers; and (iii) all of our executive officers and directors as a group.

        Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

        Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of April 25, 2007 we had 7,213,403 shares of common stock outstanding. Unless otherwise indicated, the address of each individual named below is the address of the Company, 1722 Boxelder St., Suite 101, Louisville, CO 80027.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Executive Officers and Directors
Thomas R. Marinelli (1)	133,556	1.8%
Gregory Pusey (2)	549,515	7.4%
Jeffrey G. McGonegal (3)	134,732	1.8%
Gail Schoettler (4)	37,174	*
Robert J. Williams (5)	30,333	*
David E. Welch (6)	12,333	*
All executive officers and directors as a group (six persons) (7)	897,643	12.1%

5% Shareholders
The Peierls Foundation, Inc. (8)	2,438,935	32.0%
Vision Opportunity Master Fund, Ltd. (9)	714,127	9.9%
Lazarus Investment Partners LLLP (10)	632,258	8.3%
* Denotes less than 1%.

(1)	Includes 99,455 shares of common stock issuable upon the exercise of stock options. It does not include stock options to purchase 8,967 shares of common stock which are exercisable in May 2009, and 10,000 shares which are exercisable in installments commencing March 2009.

(2)	Includes 30,174 shares of common stock which may be acquired upon the conversion of convertible preferred stock, 13,000 shares of common stock issuable upon the exercise of warrants and 75,833 shares of common stock issuable upon the exercise of stock options. Also includes 113,705 shares of common stock, 10,717 shares which may be acquired upon the conversion of convertible preferred stock and 21,000 shares of which are issuable upon the exercise of warrants, owned by his wife and daughter. This amount does not include stock options to purchase 13,587 shares of common stock which are exercisable in October 2008, options to purchase 3,667 shares of common stock which are exercisable in May 2009 and options to purchase 50,000 shares of common stock which are exercisable in installments, commencing in January 2009. Includes 6,007 shares of common stock and 5,000 shares of common stock which may be acquired upon the exercise of outstanding warrants owned by Cambridge Holdings, Ltd. Mr. Pusey disclaims beneficial ownership of the shares held by his wife, his daughter and the shares held by or issuable to Cambridge Holdings, Ltd., except to the extent of his pecuniary interest therein. Mr. Pusey is the president, principal shareholder and a director of Cambridge Holdings, Ltd.

(3)	Includes 1,087 shares of common stock owned by the McGonegal Family Partnership. Mr. McGonegal disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Includes 77,338 shares of common stock issuable upon the exercise of stock options. This amount does not include stock options to purchase 20,380 shares of common stock which are exercisable in October 2008, options to purchase 2,500 shares of common stock which are exercisable in May 2009 and options to purchase 200,000 shares of common stock which are exercisable in installments commencing January 2009.

(4)	Includes 37,174 shares of common stock issuable upon the exercise of outstanding options. Does not include stock options to purchase 3,333 shares of common stock which are exercisable in March 2009, 6,667 shares of common stock which are exercisable in installments, commencing in May 2009 and 10,000 shares of common stock which are exercisable in installments, commencing in March 2009.

(5)	Includes 30,333 shares of common stock issuable upon the exercise of stock options. This amount does not include stock options to purchase 10,000 shares of common stock which are exercisable in March 2009, 6,667 shares of common stock which are exercisable in installments, commencing in May 2009 and 10,000 shares of common stock which are exercisable in installments, commencing in March 2009.

(6)	Includes 12,333 shares of common stock issuable upon the exercise of stock options. Does not include stock options to purchase 18,000 shares of common stock which are exercisable in installments commencing in December 2008, 6,667 shares of common stock which are exercisable in installments, commencing in May 2009 and 10,000 shares of common stock which are exercisable in installments, commencing in March 2009.

(7)	Includes footnotes 1 to 6.

(8)	Includes 738,753 shares of common stock and 645,943 shares of common stock which may be acquired upon conversion of convertible preferred stock. Includes 419,457 shares of common stock beneficially owned by E. Jeffrey Peierls and 177,027 shares of common stock beneficially owned by Brian Eliot Peierls, E. Jeffrey Peierls, brother. Also includes 214,444 shares of common stock owned beneficially by the U.D. Ethel F. Peierls Charitable Lead Unitrust, 60,832 shares of common stock owned beneficially by the U.D.J.N. Peierls for E.J. Peierls and 60,832 shares of common stock owned beneficially by the U.D.J.N. Peierls for E.J. Peierls.

(9)	Includes 64,575 shares of common stock which may be acquired upon the conversion of convertible preferred stock. Under the terms of an agreement with the Company, limiting Vision’s right to convert its otherwise convertible rights into common stock, excludes a net of 6,525,800 shares of common stock which may be acquired upon conversion of convertible preferred stock and 860,000 shares of common stock which may be acquired upon the exercise of outstanding warrants. Under the terms of the investment agreements with the Company except under certain defined conditions, the investor is precluded from owning more than 9.99% of the Company’s common stock at any time.

(10)	Includes 429,000 shares of common stock which may be acquired upon the conversion of convertible preferred stock.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Plan as of December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)

Equity Compensation Plans
Approved by Stockholders	1,375,172	$4.51	624,828	2,000,000

Equity Compensation Plans
Not Approved by
Stockholders	None	—	—	—

TOTAL	1,375,172	$4.51	624,828	2,000,000

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Our board of directors’ independent members consist of Robert Williams, Gail Schoettler and David E. Welch. The independent directors each serve on the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance committee.

        In December 2007, we temporarily reduced the exercise price of outstanding warrants issued in our October 2006 and March / April 2007 offerings to an exercise price of $0.50 per share which resulted in a total of 747,813 shares of Series B Preferred Stock being issued generating total proceeds of $3,739,067. Gregory Pusey and members of his family purchased 4,050 Series B Preferred Shares convertible into 40,500 shares of common stock for proceeds of $20,250, E. Jeffrey Peierls and certain family members and affiliates purchased 83,325 Series B Preferred Shares convertible into 833,250 shares of common stock for proceeds of $416,625, Vision Opportunity Master Fund, Ltd., purchased 453,667 Series B Preferred Shares convertible into 4,536,667 shares of common stock for proceeds of $2,268,334 and Lazarus Investment Partners LLLP, purchased 92,900 Series B Preferred Shares convertible into 929,000 shares of common stock for proceeds of $464,500.

        In September 2007, we temporarily reduced the exercise price of the then outstanding “B” warrants issued in our October 2006 offering to an exercise price of $3.20 per share and issued to any parties that so exercised, new three year warrants to purchase shares of common stock at $4.30 per share. This exercise resulted in a total of 294,258 common shares and 860,000 shares of Series A Preferred Stock being issued generating total proceeds of $3,693,600. Vision Opportunity Master Fund, Ltd., purchased 860,000 Series A Preferred Shares convertible into 860,000 shares of common stock for proceeds of $2,752,000.

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

        During 2003 and 2004, we raised funds pursuant to convertible note and warrant offerings. The following officers, directors and 5% or greater shareholders participated in the offerings in the amounts indicated: Michael Siemens and members of his family —$21,015; Gregory Pusey and members of his family — $113,028; Jeffrey McGonegal —$14,010; Thomas Marinelli — $114,400; Cambridge Holdings, Ltd. — $425,139; E. Jeffrey Peierls — $230,050; Brian E. Peierls — $149,030; The Peierls Foundation, Inc. —$585,175; and U.D. Ethel F. Peierls Charitable Lead Unitrust — $117,025. Gregory Pusey and Jeffrey McGonegal are officers and directors of Cambridge Holdings, Ltd., and Gregory Pusey, Jeffrey Peierls and Brian E. Peierls are principal shareholders of Cambridge. We have no other relationship with Cambridge. In connection with those offerings, we issued convertible notes and warrants. The notes in these offerings, including the notes to these persons, were converted into our common stock concurrent with the Company’s July 2005 public offering at the conversion rates specified in the notes which range from $.64 per share to $1.84 per share. The shareholdings of these persons are reflected in the “Principal Shareholders” section.

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

        We have entered into employment agreements with certain of our officers and directors as described in the section entitled “Executive Compensation.”

ITEM 13.   EXHIBITS.

Exhibit Index

Number	Description

3.1	Articles of Incorporation (8)
3.2	Articles of Amendment to Articles of Incorporation (8)
3.3	Articles of Amendment to Articles of Incorporation (14)
3.4	Amended and Restated Bylaws (8)
3.5	Amended and Restated Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. (13)
4.1	Specimen Stock Certificate (8)
4.2	Form of October 2006 Convertible Promissory Note (4)
4.3	Form of March and April 2007 Convertible Promissory Note (7)
4.4	Form of Warrant "A" to Purchase Shares of Common Stock at an exercise price of $4.75 per share (4)
4.5	Form of Warrant "B" to Purchase Shares of Common Stock at an exercise price of $5.00 per share (7)
4.6	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into June 2005 and Warrant Certificate (8)
4.7	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into September 29, 2006 and Warrant Certificate(4)
4.8	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into March 26, 2007 and Warrant Certificate (7)
4.9	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into April 12, 2007 and Warrant Certificate (14)
10.1	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005 (8)
10.2	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 (8)
10.3	Employment Agreement between Security With Advanced Technology, Inc. and Scott G. Sutton dated as of December 31, 2006 (14)
10.4	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended (8)
10.5	Securities Purchase Agreement entered into September 29, 2006 by and between A4S Security, Inc. and the investors set forth on Schedule I thereto (4)
10.6	Securities Purchase Agreement entered into March 26, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (7)
10.7	Securities Purchase Agreement entered into April 12, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (14)
10.8	Form of Subscription Agreement and Letter of Investment Intent (4)
10.9	Registration Rights Agreement entered into as of September 29, 2006 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.10	First Amendment to Registration Rights Agreement dated December 15, 2006 by and among Security with Advanced Technology and the investors signatory thereto (6)
10.11	Registration Rights Agreement entered into as of March 26, 2007 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.12	Registration Rights Agreement entered into as of April 12, 2007 by and among A4S Security, Inc. and the investors signatory thereto (14)
10.13	Plan of Merger by and among A4S Security, Inc., Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Sandy Sutton, Scott G. Sutton and Michael Cox, dated September 3, 2006 (9)
10.14	Code of Ethics (8)
10.15	Registration Rights Agreement dated as of July 10, 2007 by and among Security With Advanced Technology, Inc. and Gary E. Gibson, Roy Urban, Ron Urban and Thomas G. Kotsiopoulos (10)
10.16	Asset Purchase Agreement dated as of July 10, 2007 by and among Security With Advanced Technology, Inc., PCP Acquisition, Inc., Perfect Circle Projectiles, LLC and Gary E. Gibson (10)
10.17	Consulting Agreement dated as of July 10, 2007 by and among PCP Acquisition, Inc., Perfect Circle Projectiles, LLC and Gary E. Gibson (10)
10.18	Patent License Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.19	Royalty Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)

10.20	Facilities Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.21	Confidentiality and Non-Competition Agreement dated as of July 10, 2007 by Perfect Circle Projectiles, LLC and certain key employees of Perfect Circle Projectiles, LLC party thereto, for the benefit of PCP Acquisition, Inc. (10)
10.22	Warrant Conversion Agreement from September 2007 warrant conversion (12)
10.23	Warrant Conversion Agreement from December 2007 warrant conversion (13)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (1)
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002 (1)
99.1	Audit Committee Charter (8)
99.2	Compensation Committee Charter (8)
99.3	Nominating and Corporate Governance Committee Charter (8)
99.4	Code of Business Conduct and Ethics (8)

(1)	Filed herewith.
(2)	Incorporated by reference to the Form 8-K filed on June 22, 2006.
(3)	Incorporated by reference to the Form 8-K filed on September 5, 2006
(4)	Incorporated by reference to the Form 8-K filed on October 3, 2006.
(5)	Incorporated by reference to the Form 8-K filed on October 17, 2006.
(6)	Incorporated by reference to the Registration Statement on Form S-3 filed on January 11, 2007.
(7)	Incorporated by reference to the Form 8-K filed on March 27, 2007.
(8)	Incorporated by reference to the Registration Statement on Form SB-2 (333-124238).
(9)	Incorporated by reference to the Definitive Proxy Statement filed on November 30, 2006.
(10)	Incorporated by reference to the Form 8-K filed on July 13, 2007.
(11)	Incorporated by reference to the Registration Statement on Form S-3 filed on August 27, 2007.
(12)	Incorporated by reference to the Form 8-K filed on October 4, 2007.
(13)	Incorporated by reference to the Form 8-K filed on January 4, 2008.
(14)	Incorporated by reference to the Form 10-KSB filed on April 17, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2007 and 2006, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	Years Ended December 31,
	2007	2006
Audit Fees	$112,700	$98,000
Audit Related Fees	400	0
Tax Fees	10,000	7,900
All Other Fees	0	5,300

Audit fees in 2007 and 2006 relate to the financial statement audits, the quarterly reviews and assistance with the filing of our registration statement on Form S-3 in connection with our October 2006 and March / April 2007 private placements and the filing of our registration statement on Form S-8. All of the services performed by the independent accountant were approved by the Company’s audit committee prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

Tax related fees in 2007 and 2006 relate to preparation of the Company corporate federal and state tax returns.

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

Date: April 29, 2008	SECURITY WITH ADVANCED TECHNOLOGY, INC. A Colorado Corporation (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal Its: Chief Executive Officer

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
        Chief Financial Officer (Principal Financial Officer)

By: /s/ Gregory Pusey
        Gregory Pusey
        Chairman of the Board of Directors and Director

By: /s/ Thomas R. Marinelli
        Thomas R. Marinelli
        Director

By: /s/ Gail Schoettler
        Gail Schoettler
        Director

By: /s/ Robert J. Williams
        Robert J. Williams
        Director

By: /s/ David Welch
        David Welch
Director	April 29, 2008 April 29, 2008 April 29, 2008 April 29, 2008 April 29, 2008 April 29, 2008

Exhibit Index

Number	Description

3.1	Articles of Incorporation (8)
3.2	Articles of Amendment to Articles of Incorporation (8)
3.3	Articles of Amendment to Articles of Incorporation (14)
3.4	Amended and Restated Bylaws (8)
3.5	Amended and Restated Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. (13)
4.1	Specimen Stock Certificate (8)
4.2	Form of October 2006 Convertible Promissory Note (4)
4.3	Form of March and April 2007 Convertible Promissory Note (7)
4.4	Form of Warrant "A" to Purchase Shares of Common Stock at an exercise price of $4.75 per share (4)
4.5	Form of Warrant "B" to Purchase Shares of Common Stock at an exercise price of $5.00 per share (7)
4.6	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into June 2005 and Warrant Certificate (8)
4.7	Warrant Agreement by and between A4S Security, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into September 29, 2006 and Warrant Certificate (4)
4.8	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into March 26, 2007 and Warrant Certificate (7)
4.9	Warrant Agreement by and between Security With Advanced Technology, Inc. and Corporate Stock Transfer, Inc., as Warrant Agent, entered into April 12, 2007 and Warrant Certificate (14)
10.1	Employment Agreement between A4S Technologies, Inc. and Gregory Pusey dated March 25, 2005 (8)
10.2	Employment Agreement between A4S Technologies, Inc. and Jeffrey McGonegal dated March 25, 2005 (8)
10.3	Employment Agreement between Security With Advanced Technology, Inc. and Scott G. Sutton dated as of December 31, 2006 (14)
10.4	A4S Technologies, Inc. 2004 Stock Incentive Plan, as amended (8)
10.5	Securities Purchase Agreement entered into September 29, 2006 by and between A4S Security, Inc. and the investors set forth on Schedule I thereto (4)
10.6	Securities Purchase Agreement entered into March 26, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (7)
10.7	Securities Purchase Agreement entered into April 12, 2007 by and between Security With Advanced Technology, Inc. and the investors set forth on Schedule I thereto (14)
10.8	Form of Subscription Agreement and Letter of Investment Intent (4)
10.9	Registration Rights Agreement entered into as of September 29, 2006 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.10	First Amendment to Registration Rights Agreement dated December 15, 2006 by and among Security with Advanced Technology and the investors signatory thereto (6)
10.11	Registration Rights Agreement entered into as of March 26, 2007 by and among A4S Security, Inc. and the investors signatory thereto (4)
10.12	Registration Rights Agreement entered into as of April 12, 2007 by and among A4S Security, Inc. and the investors signatory thereto (14)
10.13	Plan of Merger by and among A4S Security, Inc., Vizer Merger Sub, Inc., Vizer Group, Inc., Avurt International, Inc., Sandy Sutton, Scott G. Sutton and Michael Cox, dated September 3, 2006 (9)
10.14	Code of Ethics (8)
10.15	Registration Rights Agreement dated as of July 10, 2007 by and among Security With Advanced Technology, Inc. and Gary E. Gibson, Roy Urban, Ron Urban and Thomas G. Kotsiopoulos (10)
10.16	Asset Purchase Agreement dated as of July 10, 2007 by and among Security With Advanced Technology, Inc., PCP Acquisition, Inc., Perfect Circle Projectiles, LLC and Gary E. Gibson (10)
10.17	Consulting Agreement dated as of July 10, 2007 by and among PCP Acquisition, Inc., Perfect Circle Projectiles, LLC and Gary E. Gibson (10)
10.18	Patent License Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.19	Royalty Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)

10.20	Facilities Agreement dated as of July 10, 2007 by and between PCP Acquisition, Inc. and Perfect Circle Projectiles, LLC (10)
10.21	Confidentiality and Non-Competition Agreement dated as of July 10, 2007 by Perfect Circle Projectiles, LLC and certain key employees of Perfect Circle Projectiles, LLC party thereto, for the benefit of PCP Acquisition, Inc. (10)
10.22	Warrant Conversion Agreement from September 2007 warrant conversion (12)
10.23	Warrant Conversion Agreement from December 2007 warrant conversion (13)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (1)
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002 (1)
99.1	Audit Committee Charter (8)
99.2	Compensation Committee Charter (8)
99.3	Nominating and Corporate Governance Committee Charter (8)
99.4	Code of Business Conduct and Ethics (8)

(1)	Filed herewith.
(2)	Incorporated by reference to the Form 8-K filed on June 22, 2006.
(3)	Incorporated by reference to the Form 8-K filed on September 5, 2006
(4)	Incorporated by reference to the Form 8-K filed on October 3, 2006.
(5)	Incorporated by reference to the Form 8-K filed on October 17, 2006.
(6)	Incorporated by reference to the Registration Statement on Form S-3 filed on January 11, 2007.
(7)	Incorporated by reference to the Form 8-K filed on March 27, 2007.
(8)	Incorporated by reference to the Registration Statement on Form SB-2 (333-124238).
(9)	Incorporated by reference to the Definitive Proxy Statement filed on November 30, 2006.
(10)	Incorporated by reference to the Form 8-K filed on July 13, 2007.
(11)	Incorporated by reference to the Registration Statement on Form S-3 filed on August 27, 2007.
(12)	Incorporated by reference to the Form 8-K filed on October 4, 2007.
(13)	Incorporated by reference to the Form 8-K filed on January 4, 2008.
(14)	Incorporated by reference to the Form 10-KSB filed on April 17, 2007.