Form 10-Q
period 2008-03-31
Security With Advanced Technology, Inc.
filed 2008-05-20
CIK 1216199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________.

Commission file number: 001-32566

SECURITY WITH ADVANCED TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-1978398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1722 Boxelder Street, Suite 101, Louisville, Colorado 80027
(Address of principal executive offices) (Zip Code)

(303) 439-0372
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [_]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one)

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |_|   Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

The number of shares of the Registrant's no par value common stock outstanding as of May 19, 2008, was 7,213,403.

SECURITY WITH ADVANCED TECHNOLOGY, INC.

PART I — FINANCIAL INFORMATION

Security With Advanced Technology, Inc.
Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash	$3,099,669	$3,998,717
Trade accounts receivable, net of allowance for doubtful accounts
($44,838 in 2008 and $72,000 in 2007) (Note 6)	294,581	332,612
Inventories (Note 2)	823,147	682,093
Prepaid inventory deposits	700,304	432,613
Prepaid expenses and other current assets	158,733	153,453

Total current assets	5,076,434	5,599,488

Property and equipment, net (Note 3)	391,928	420,891

Intangible and other assets, net (Note 4)	3,506,207	3,678,155

Total assets	$8,974,569	$9,698,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$343,303	$585,128
Accrued expenses	375,599	512,981
Deferred revenues	248,326	206,185
Current portion of capital lease obligation	4,800	5,500
Current portion of minimum royalty obligation	144,000	157,000

Total current liabilities	1,116,028	1,466,794

Long-term capital lease obligation, net of current portion	5,293	4,891
Minimum royalty obligation, net of current portion	623,707	586,931

Total liabilities	1,745,028	2,058,616

Commitments and contingencies (Note 7)

Stockholders' equity (Note 5):
Preferred stock, no par value, 5,000,000 shares authorized:
Series A, 2,528,266 (2008) and 2,629,654 (2007)
shares issued and outstanding	7,567,602	7,871,766
Series B, 747,813 and 612,788 shares issued and outstanding	3,614,499	2,939,374
Common stock, no par value, 30,000,000 shares authorized;
7,213,403 (2008) and 7,112,015 (2007) shares
issued and outstanding	36,867,160	36,268,726
Accumulated deficit	(40,819,720)	(39,439,948)

Total stockholders' equity	7,229,541	7,639,918

Total liabilities and stockholders' equity	$8,974,569	$9,698,534

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Statements of Operations
Three month periods ended March 31,
(Unaudited)

	2008	2007
Net sales (Note 6)	$226,076	$152,320
Cost of sales	191,050	261,556

Gross profit (loss)	35,026	(109,236)

Operating expenses:
Selling, general and administrative (includes $294,270 in 2008
and $1,103,815 in 2007 of non-cash stock-based compensation)	1,359,814	2,518,243
Research and development	75,939	491,518

Total operating expenses	1,435,753	3,009,761

Operating loss	(1,400,727)	(3,118,997)

Other income (expense):
Interest expense	(24,773)	(4,692)
Interest expense, non-cash (includes $138,295 in contingent
beneficial conversion feature in 2007)	—	(142,550)
Interest income	36,588	33,867
Other	9,140	4,883

Total other income (expense)	20,955	(108,492)

Net loss	$(1,379,772)	$(3,227,489)

Basic and diluted net loss per share	$(0.19)	$(0.58)

Basic and diluted weighted average number of common shares outstanding	7,140,983	5,571,270

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Consolidated Statements of Cash Flows
Three Month Periods Ended March 31, (Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,379,772)	$(3,227,489)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock-based compensation	294,270	1,103,815
Depreciation and amortization	201,593	20,390
Gain on equipment disposals	6,296	—
Amortization / accretion of interest on debt	23,776	142,550
(Increase) decrease in:
Accounts receivable	38,031	(76,646)
Inventories	(141,054)	(264,289)
Prepaid expenses and other assets	(272,971)	(522,646)
Increase (decrease) in:
Accounts payable	(241,825)	186,560
Accrued liabilities and deferred revenue	(95,241)	365,246

Net cash used by operating activities	(1,566,897)	(2,272,509)

Cash flows from investing activities:
Sale of short term investments	—	1,748,363
Purchases of property and equipment	(3,000)	(73,566)
Purchase of intangibles and other assets	(3,978)	(12,568)

Net cash provided (used) by investing activities	(6,978)	1,662,229

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	—	5,199,900
Payment of deferred financing costs	—	(160,000)
Repayment of installment obligations	(298)	(4,576)
Proceeds from issuance of preferred and common stock	675,125	20,299

Net cash provided by financing activities	674,827	5,055,623

Net increase (decrease) in cash and cash equivalents	(899,048)	4,445,343

Cash and cash equivalents at beginning of period	3,998,717	934,650

Cash and cash equivalents at end of period	$3,099,669	$5,379,993

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$24,800	$4,700

Schedule of non-cash investing and financing transactions
Conversion of preferred stock into common stock	$304,164	$—

See Accompanying Notes to Unaudited Condensed Financial Statements.

Security With Advanced Technology, Inc.
Notes to Condensed Consolidated
Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Security With Advanced Technology, Inc. (the “Company”, “SWAT”, “we” or “us”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2008, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-KSB filed with the SEC for the year ended December 31, 2007, as amended. The results of operations for the period ended March 31, 2008 are not necessarily an indication of operating results for the full year. Certain amounts in the 2007 interim financial statements have been reclassified to conform to the 2008 presentation.

1.     Going concern, management’s plans, accounting policy and recent accounting pronouncements:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as amended, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $1,380,000 and $1,567,000, respectively, for the three months ended March 31, 2008.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008. While we expect the recent Veritas segment’s product introductions to help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2008 including the following:

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

Recently issued accounting pronouncements:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements(“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are still in the process of evaluating the impact that SFAS 157 will have on our nonfinancial assets and liabilities.

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Convertible notes, preferred shares, stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 14,086,000 shares at March 31, 2008 and approximately 15,211,000 shares at March 31, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

2.     Inventories:

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Finished products for resale	$462,595	$90,843
Work in process	271,082	165,061
Raw materials and components	89,470	426,189

	$823,147	$682,093

3.     Property and Equipment:

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007
Computer equipment and software	$249,920	$255,727
Production and warehouse equipment	233,985	251,022
Office equipment and improvements	146,068	133,174
Vehicles	24,275	40,531

	654,248	680,454
Less accumulated depreciation	(262,320)	(259,563)

	$391,928	$420,891

4.     Intangible and other assets:

Intangible and other assets consisted of the following:

	March 31, 2008	December 31, 2007
Vizer e-Link technology	$1,167,372	$1,167,372
Product rights / reseller agreement	2,423,282	2,423,282
Patents and trademarks	210,696	206,218
Non-compete (PCP)	50,000	50,000
Deposits and other	12,547	13,047
Goodwill	280,000	280,000

	4,143,897	4,139,919
Less accumulated amortization	(637,690)	(461,764)

	$3,506,207	$3,678,155

5.     Stockholders’ equity:

Preferred stock:

In December 2007, holders of a total of 7,478,133 warrants agreed to exercise their warrants for an aggregate of approximately 747,813 shares of the Company’s Series B preferred stock (equivalent to 7,478,133 common share rights) at $5.00 per share each ($0.50 per equivalent common share), with the Series B preferred stock convertible into ten shares each of common stock. The transaction generated gross proceeds to the Company of approximately $3,739,066, of which $3,063,942, representing 612,788 shares of Series B preferred stock had been received by the Company in December 2007. The remaining funds totaling $675,125 were received in January 2008. The Series B preferred stock is non-voting, pays no dividends, contains no liquidation preference and each share of Series B preferred stock is convertible for no additional consideration into ten shares of common stock.

During March 2008, the holder of 101,388 shares of Series A preferred stock elected to convert such shares into 101,388 shares of the Company’s common stock on a one-for-one basis as provided for under the terms of the Series A preferred stock. As a result of this conversion, a total of $304,164 was reclassified from preferred stock to common stock in the period.

Common stock transactions:

On March 26, 2007, the holders of warrants to purchase 12,229 shares of the Company’s common stock, elected to exercise the warrants at the exercise price of $1.66 per share. These warrant exercises generated proceeds to the Company of $20,299.

During the three months ended March 31, 2007, a total of $5,199,900 received in the private placement of unregistered securities was allocated to the value of the Investor Warrants and the beneficial conversion feature of the Notes, as part of the March 2007 offering. This amount was recognized as additional interest expense over the life of the Notes.

Stock-based compensation:

SWAT currently provides stock-based compensation to employees and directors, under the Company’s 2004 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. Stock options granted under the Plan generally vest over three to four years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. During the three months ended March 31, 2008 and 2007, SWAT recorded share-based compensation expense related to stock options resulting in non-cash expense of $294,270 and $1,103,815, respectively.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2008 and 2007:

	2008	2007
Expected term	10 years	10 years
Volatility	93% to 99%	76%
Risk-free interest rate	3.5% to 3.7%	4.8%
Dividend yield	0	0%
Forfeitures	5	5%

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

A summary of stock option activity of options to employees and directors for the three months ended March 31, 2008, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,375,172	$4.51
Granted	340,000	1.14
Exercised	—
Forfeited	(220,725)	4.43

Outstanding at March 31, 2008	1,494,447	$3.75	7.8	$—

Exercisable at March 31, 2008	799,647	$4.56	6.9	$—

Based upon the Company’s experience, approximately 95% of the total stock options or approximately 1,420,000 options, are expected to vest in the future, under their terms.

During the three months ended March 31, 2008, options to purchase 340,000 shares of common stock were granted under the Plan to employees, officers and directors. The options are subject to vesting provisions, are exercisable at a weighted average of $1.14 per share, and expire in ten years. During the three months ended March 31, 2008, options to purchase 220,725 shares of common stock were cancelled due to forfeitures.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $1.01 and $3.96, respectively. The total fair value of stock options granted to employees that vested during the three months ended March 31, 2008 and 2007 was $675,000 and $1,131,000, respectively. During three months ended March 31, 2008 and 2007, no employee stock options were exercised.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2008.

A summary of the status of the Company’s non-vested options to purchase common stock granted to employees, officers and directors and changes during the period ended March 31, 2008 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	716,395	$4.47	$3.47
Granted	340,000	1.14	1.01
Vested	(187,536)	4.58	3.60
Forfeited	(174,059)	4.43	3.60

Nonvested at March 31, 2008	694,800	$2.80	$2.18

As of March 31, 2008, the Company had approximately $1,178,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.2 years.

Subsequent to March 31, 2008, a newly hired employee was granted options to purchase 20,000 shares of common stock exercisable at $0.52 per share vesting over a three year period and expiring in ten years.

6.     Industry Segments and Customer Concentration:

Industry Segments

The Company now operates in business segments that are divided into three distinct business reporting units. The first business unit, called “Veritas,” includes the operations of “Veritas Tactical,” which distributes and produces non-lethal personal protection devices and compliance products and creates innovative training systems and tools to increase the quality of training worldwide for law enforcement, militaries, both private and government, and civilians. Veritas also includes the results of the Perfect Circle operations, which were acquired in July 2007 and in 2007 included the IM-5 launcher division, which was terminated as of December 31, 2007. The second business unit called the “Technology Division” includes the operations of Vizer, which specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems. The third business unit operates within the “Technology Division” and includes the operations of ShiftWatch which is a product line of mobile digital video surveillance solutions for public transportation. All of the industry segments are located at the Company’s headquarters in Louisville, Colorado. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. Selected financial information from the Company’s business segments is as follows:

Three months ended March 31, 2008	Veritas	Vizer	ShiftWatch	Corporate Overhead / Eliminations	Totals
Net sales	$131,926	$93,438	$662	$—	$226,026
Gross profit (loss)	89,653	3,952	(58,579)	—	35,026
Operating loss	(264,457)	(195,898)	(91,219)	(849,153)	(1,400,727)
Interest expense	23,715	—	—	1,058	24,773
Net loss	(283,265)	(193,460)	(91,219)	(811,828)	(1,379,772)
Depreciation and
amortization	114,182	68,166	19,245	—	201,593
Capital expenditures	—	2,031	969	—	3,000
Identifiable assets	3,992,073	1,105,100	764,191	3,113,205	8,974,569
Stock based compensation	—	—	—	294,270	294,270

Three months ended March 31, 2007	Veritas	Vizer	ShiftWatch	Corporate Overhead / Eliminations	Totals
Net sales	$12,258	$48,004	$92,058	$—	$152,320
Gross profit (loss)	5,329	(23,501)	(91,064)	—	(109,236)
Operating loss	(832,169)	(125,097)	(446,893)	(1,714,838)	(3,118,997)
Interest expense	—	4,670	22	142,550	147,242
Net loss	(832,219)	(127,367)	(442,943)	(1,824,960)	(3,227,489)
Depreciation and
amortization	—	900	9,750	9,740	20,390
Capital expenditures	—	50,803	10,755	12,008	73,566
Stock based compensation	—	—	—	1,103,815	1,103,815

Certain of our contracts require that the Company provide installation of our products either at the customer’s location or in some cases at the OEM bus manufacturer. In these cases, the revenue recognition process is not completed until the Company has completed the installation and the products are working and accepted by the customer and overall revenue recognition criteria have been satisfied. Products and materials issued in connection with such jobs in progress are treated as the Company’s inventory until such revenue is recognized. Any billings issued or cash collected under the terms of the contracts in advance of the revenue being recognized are recorded in the meantime as deferred revenue.

Customer concentration

As of March 31, 2008, two customers comprised 41% and 17%, respectively, of the outstanding total accounts receivable balance. For the three months ended March 31, 2008, one customer accounted for 51% of net sales. As of December 31, 2007, two customers comprised 51% and 11%, respectively, of the outstanding total accounts receivable balance. For the three-month period ended March 31, 2007, two customers accounted for 40% and 15% respectively, of net sales.

7.     Contingencies:

On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against Security With Advanced Technology, Inc., Vizer Group, Inc. and Avurt International, Inc. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non- Disclosure Agreement between Vizer Group, Inc. and PTI.  PTI is seeking (a) an unspecified amount of monetary damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. We believe that PTI’s claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against PTI.

On January 26, 2008, the Company and a director, Gregory Pusey, and an officer, Jeffrey G. McGonegal, were served with a complaint filed in District Court — Larimer County, Fort Collins, Colorado, by Scott G. and Sandy Sutton concerning amounts that Mr. and Mrs. Sutton allege are due to them in connection with the termination of Mr. Sutton’s employment agreement with the Company and in connection with the merger agreement effective as of December 31, 2006 between the Company and Vizer Group, Inc. (“Vizer”), the Company we acquired from the shareholders of Vizer, including Mr. and Mrs. Sutton. Specifically, the complaint asserts that Mr. Sutton is due severance and other amounts under his employment agreement and that Mr. and Mrs. Sutton are due earn-out consideration and other amounts under the merger agreement. The complaint also asserts that the Company and the named individual defendants knew or should have known that certain information, representations and warranties associated with the Company as part of the merger agreement were inaccurate and untrue at the time the merger agreement was executed. We believe that the Suttons’ claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against them.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Security With Advanced Technology, Inc. (“SWAT”, the “Company”, “we” or “us”) is a provider of high-tech security products and services, which include non-lethal devices, surveillance and intrusion detection systems and mobile digital video surveillance solutions.  SWAT’s products and services are designed for government agencies, the military and law enforcement, in addition to transportation, commercial facilities and non-lethal protection. The nature of our business includes sales and marketing, engineering, customer support, manufacturing, administration and finance. We maintain our primary facilities and personnel in Louisville, Colorado.

        Effective December 31, 2006, we completed the acquisition of Vizer Group, Inc. (“Vizer”) and Vizer’s wholly-owned subsidiary, Avurt International, Inc. (“Avurt”). As consideration, we issued Vizer’s shareholders 754,380 shares of the Company’s newly-issued, restricted common stock and assumed a note payable of approximately $114,000. Up to an additional 533,333 shares of our restricted common stock are issuable subject to the terms of an earn-out provision contingent upon the achievement of specified future revenue and operating thresholds. Due to our abandonment in late 2007 of the Avurt launcher business that was acquired from Vizer, we do not expect to ever be able to achieve the milestones required to issue the Vizer earn-out shares (subject to the outcome of our litigation with our former President and Chief Executive Officer described in Part II – Item 1 – Legal Proceedings).

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

Results of Operations

        In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of $1,380,000 and $1,567,000, respectively, for the three months ended March 31, 2008.

        These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008. While we expect the recent Veritas segment’s product introductions to help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2008 including the following:

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

Comparison of the three months ended March 31, 2008 to 2007

        Net sales for the three months ended March 31, 2008 totaled $226,100, which is a $76,800 or 48% increase from net sales of $152,300 for the three months ended March 31, 2007. The change in sales between 2008 and 2007 is attributable to an increase in sales in the Veritas segment of $131,900 net of a decrease in revenues from the ShiftWatch division of $91,300 and a small decrease in the Vizer division in 2008.

         Cost of sales for the three months ended March 31, 2008 totaled $191,100, which is a $70,500 decrease as compared to the 2007 period. The change in cost of sales primarily resulted from the additional costs incurred in 2007 associated with the previously disclosed issues related to the ShiftWatch TVS 300 unit installation, testing and re-work which resulted in the reported gross loss in 2007.

        Selling, general and administrative expenses in the three months ended March 31, 2008, totaled $1,359,800, which is a $1,158,400 or 46% decrease as compared to the 2007 period. Commencing in late 2007 and continuing into early 2008, the Company undertook a significant expense reduction program, primarily as a result of the delay in achieving product revenues. The decrease impacted most operational areas and resulted in a net decrease of $160,600 in payroll related expenses, a $249,300 reduction in advertising among other reductions. Stock based compensation decreased by $809,500 in 2008 due primarily to the fact that the options granted in the three months ended March 31, 2007 to the new Vizer and Avurt employees were one-third vested upon grant, combined with a lower number of options being granted in the 2008 period.

        Research and development expenses in the three months ended March 31, 2008 totaled $75,900, which is a $415,600 or 85% decrease as compared to the 2007 period. The decrease is primarily associated with development costs being substantially suspended in late 2007 and continuing into early 2008. Outside consulting and engineering on the now terminated IM-5 project was reduced by $292,600 and development payroll related expenses was reduced by $160,600 in 2008 period as compared to the 2007 period.

        Interest expense for the three months ended March 31, 2008, totaled $24,800, which is a $122,500 decrease as compared to the 2007 period. The decrease was primarily attributable to the non-cash amortization of the $138,300 additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offering completed in March 2007.

        No income tax benefit was recorded on the loss for the three months ended March 31, 2008, as our management was unable to determine that it was more likely than not that such benefit would be realized.

Issuances of Stock Options

        Our board of directors has reserved a total of 2,250,000 shares of our common stock for issuance pursuant to our 2004 Stock Incentive Plan, as amended (the “Plan”). Our board of directors administers the plan. During the three month periods ended March 31, 2008 and 2007, the Company issued options to employees and directors to purchase 340,000 shares of common stock exercisable at an average price of $1.14 and 692,000 shares of common stock, exercisable at an average price of $4.83, respectively.

Liquidity and Capital Resources

        We had a net loss of $1,379,800 including $495,900 in non–cash expenses relating to $294,300 in stock based compensation and $201,600 for depreciation and amortization for the three months ended March 31, 2008. We expect our expenses into 2008 to remain generally at the levels incurred for the three months ended March 31, 2008. We are currently engaged in activities to increase our sales from the less lethal products that have recently moved into production and growth in the Vizer division.  We anticipate that spending for research and development for the fiscal year ending December 31, 2008, will be closely controlled and focused on adding new products that have a high level of probability of achieving near-term revenues. If significant additional revenues are achieved in 2008, we may increase certain overhead expenses to support such sales. We expect that a loss will be incurred for most, if not all, of 2008.

        At March 31, 2008, we had working capital of $3,960,400, of which $3,099,700 million was in cash.

        Capital expenditures, primarily for tooling, development and testing equipment, office equipment and facility improvement costs for the fiscal year ending December 31, 2008 are anticipated to total approximately $50,000 to $100,000.

Operating Activities

        Net cash consumed by operating activities was $1,566,900 during the three months ended March 31, 2008. Cash was consumed by the loss of $1,379,800, less non-cash expenses of $294,300 in stock based compensation and $201,600 for depreciation and amortization. Increases in inventories and prepaid expenses and other current assets totaled $414,000 during the period primarily due to increases associated with payments made to the Mark-IV launcher manufacturer. Accounts payable, accrued expenses and deferred revenue decreased by $337,100 during the period consuming cash, generally reflecting the decrease in over-all overhead and operating expense levels in 2008.

        Net cash consumed by operating activities was $2,273,000 during the three months ended March 31, 2007. Cash was consumed by the loss of $3,227,000, less non-cash expenses of $1,267,000, relating to $1,104,000 in stock based compensation, $138,000 in interest accretion on the convertible note offering and $25,000 for depreciation and amortization. Increases in inventories and prepaid expenses and other current assets totaled $787,000 during the period due to increases primarily associated with the upcoming launch of the Avurt launcher. Accounts payable, accrued expenses and deferred revenue increased by $552,000 during the period reflecting the associated inventory build-up as well as the deferred revenues associated with the delays in the ShiftWatch TVS 300 product installations, providing cash to the Company.

Investing Activities

        Net cash outflows from investing activities consumed $7,000 during the three months ended March 31, 2008. The outflow was primarily attributable to purchase of equipment, patents and trademarks.

        Net cash inflows from investing activities provided $1,662,000 during the three months ended March 31, 2007. The inflow was primarily attributable to a reduction in the cash invested in short term investment accounts, net of $86,000 invested in equipment and patents.

Financing Activities

        Net cash inflows from financing activities generated $674,800 during the three months ended March 31, 2008, primarily from the final $675,100 in proceeds received in January 2008, from the December 2007 warrant conversion.

        Net cash inflows from financing activities generated $5,056,000 during the three months ended March 31, 2007, primarily from the $5,200,000 private placement in 2007, net of $160,000 in financing expenses paid.

Recently issued accounting pronouncements:

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements(“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are still in the process of evaluating the impact that SFAS 157 will have on our nonfinancial assets and liabilities.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB for the year ended December 31, 2007, as amended, for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4T.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer / Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer / Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating us would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time, except as described below.

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

We have also identified conditions as of March 31, 2008 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. Our former Chief Financial Officer became our Chief Executive Officer in October 2007. Our Company has not hired another individual to act as our Chief Financial Officer. We believe the absence of a full-time Chief Financial Officer has resulted in a significant deficiency with respect to the lack of qualified accounting personnel. We have been able to mitigate this deficiency by engaging outside consultants to assist the Company in its accounting activities, but believe that the only effective long-term solution to our accounting needs is to hire a qualified replacement Chief Financial Officer or Chief Accounting Officer. Due to our budgetary constraints, we are uncertain as to when we will be able to accomplish this.

We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our Chief Executive Officer of accounting information and reconciliations, and the use of outside consultants.

We are also in the process of taking additional corrective measures to further remedy the deficiencies in future periods.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the three months ended March 31, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Changes in Internal Control Over Financial Reporting

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

        On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against Security With Advanced Technology, Inc., Vizer Group, Inc. and Avurt International, Inc. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non- Disclosure Agreement between Vizer Group, Inc. and PTI.  PTI is seeking (a) an unspecified amount of monetary damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. We believe that PTI’s claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against PTI.

        On January 26, 2008, the Company and a director, Gregory Pusey, and an officer, Jeffrey G. McGonegal, were served with a complaint filed in District Court — Larimer County, Fort Collins, Colorado, by Scott G. and Sandy Sutton concerning amounts that Mr. and Mrs. Sutton allege are due to them in connection with the termination of Mr. Sutton’s employment agreement with the Company and in connection with the merger agreement effective as of December 31, 2006 between the Company and Vizer Group, Inc. (“Vizer”), the Company we acquired from the shareholders of Vizer, including Mr. and Mrs. Sutton. Specifically, the complaint asserts that Mr. Sutton is due severance and other amounts under his employment agreement and that Mr. and Mrs. Sutton are due earn-out consideration and other amounts under the merger agreement. The complaint also asserts that the Company and the named individual defendants knew or should have known that certain information, representations and warranties associated with the Company as part of the merger agreement were inaccurate and untrue at the time the merger agreement was executed. We believe that the Suttons’ claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against them.

        We are not a party to any other legal proceedings, the adverse outcome of which would, in management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.   Risk Factors

        The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results. For a discussion identifying risk factors and important factors that could cause actual results to differ materially from those anticipated, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

(a)	Exhibits.

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2008	Security With Advanced Technology, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer and Chief Financial Officer