Form 10-Q
period 2008-06-30
Security With Advanced Technology, Inc.
filed 2008-08-14
CIK 1216199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [_]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |_|   Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [_]     No  [X]

The number of shares of the registrant’s no par value common stock outstanding as of August 11, 2008, was 7,213,403.

SECURITY WITH ADVANCED TECHNOLOGY, INC.

PART I — FINANCIAL INFORMATION

Security With Advanced Technology, Inc.
Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash	$1,740,986	$3,998,717

Trade accounts receivable, net of allowance for doubtful accounts
($22,000 in 2008 and $72,000 in 2007) (Note 7)	242,648	332,612
Inventories (Note 3)	799,132	682,093
Prepaid inventory deposits (Note 3)	1,021,892	432,613
Prepaid expenses and other current assets	31,156	153,453

Total current assets	3,835,814	5,599,488

Property and equipment, net (Note 4)	358,805	420,891

Intangible and other assets, net (Note 5)	3,873,519	3,678,155

Total assets	$8,068,138	$9,698,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$172,546	$585,128
Accrued expenses	412,014	512,981
Deferred revenues	296,583	206,185
Current portion of capital lease obligation	1,850	5,500
Current portion of minimum royalty obligation	157,000	157,000

Total current liabilities	1,039,993	1,466,794

Long-term capital lease obligation, net of current portion	7,784	4,891
Minimum royalty obligation, net of current portion	584,362	586,931

Total liabilities	1,632,139	2,058,616

Commitments and contingencies (Note 8)

Stockholders' equity (Note 6):
Preferred stock, no par value, 5,000,000 shares authorized:
Series A, 2,528,266 (2008) and 2,629,654 (2007)
shares issued and outstanding	7,567,602	7,871,766
Series B, 747,813 (2008) and 612,788 (2007) shares issued and outstanding	3,614,499	2,939,374
Common stock, no par value, 30,000,000 shares authorized;
7,213,403 (2008) and 7,112,015 (2007) shares issued and outstanding	37,125,461	36,268,726
Accumulated deficit	(41,871,563)	(39,439,948)

Total stockholders' equity	6,435,999	7,639,918

Total liabilities and stockholders' equity	$8,068,138	$9,698,534

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Consolidated Statements of Operations
Periods ended June 30,
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Net sales (Note 8)	$247,043	$338,673	$473,119	$490,993
Cost of sales	150,874	420,572	341,924	682,128

Gross profit (loss)	96,169	(81,899)	131,195	(191,135)

Operating expenses:
Selling, general and administrative (includes
non-cash compensation of $258,301, $360,792,
$552,571 and $1,464,607)	1,093,847	1,978,143	2,453,661	4,496,386
Research and development	51,342	246,885	127,281	738,403

Total operating expenses	1,145,189	2,225,028	2,580,942	5,234,789

Operating loss	(1,049,020)	(2,306,927)	(2,449,747)	(5,425,924)

Other income (expense):
Interest expense	(21,820)	(86,356)	(46,593)	(91,048)
Interest expense, non-cash contingent beneficial
conversion feature (Note 6)	—	(2,964,011)	—	(3,106,561)
Interest income	14,857	41,078	51,445	74,945
Other income (expense), net	4,140	(19,057)	13,280	(14,174)

Total other income (expense)	(2,823)	(3,028,346)	18,132	(3,136,838)

Net loss	$(1,051,843)	$(5,335,273)	$(2,431,615)	$(8,562,762)

Basic and diluted net loss per share	$(0.15)	$(0.91)	$(0.34)	$(1.50)

Basic and diluted weighted
average number of common shares
outstanding	7,213,403	5,846,245	7,177,193	5,709,517

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Consolidated Statements of Cash Flows
Six Month Periods Ended June 30, (Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(2,431,615)	$(8,562,762)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	552,571	1,464,607
Depreciation and amortization	353,814	65,434
Interest accretion on royalty obligation	45,288	—
Amortization of discount on debt to interest expense	—	3,106,561
Loss on disposal of equipment	17,943	23,539
(Increase) decrease in:
Accounts receivable	89,964	(101,210)
Inventories	(117,039)	(962,999)
Prepaid expenses and other assets	(466,982)	(474,298)
Increase (decrease) in:
Accounts payable	(412,582)	34,827
Accrued expenses and deferred revenue	(10,569)	398,026

Net cash used by operating activities	(2,379,207)	(5,008,275)

Cash flows from investing activities:
Sale of short term investments	—	459,848
Investment in restricted escrow cash	—	(1,000,000)
Investment in advance note	(495,000)	—
Purchases of property and equipment	(9,628)	(329,367)
Purchases of intangible and other assets	(407)	(43,786)

Net cash used by investing activities	(505,035)	(913,305)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	—	5,999,901
Payment of deferred financing costs	—	(160,000)
Repayment of line of credit and installment obligations	(48,614)	(54,663)
Proceeds from issuance of common stock	675,125	22,201

Net cash provided by financing activities	626,511	5,807,439

Net decrease in cash and cash equivalents	(2,257,731)	(114,141)

Cash and cash equivalents at beginning of period	3,998,717	934,650

Cash and cash equivalents at end of period	$1,740,986	$820,509

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,400	$11,400

Schedule of non-cash investing and financing transactions
Conversion of preferred shares into common shares	$304,164	$1,409,051

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Security With Advanced Technology, Inc.
Notes to Condensed Consolidated
Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Security With Advanced Technology, Inc. (the “Company,” “SWAT,” “we” or “us”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2008, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-KSB filed with the United States Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007, as amended. The results of operations for the period ended June 30, 2008 are not necessarily an indication of operating results for the full year.

1.    Going concern, management's plans, recent accounting pronouncements and loss per share:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as amended, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of approximately $2,432,000 and $2,379,000, respectively, for the six months ended June 30, 2008.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008. While we expect the recent Veritas segment’s product introductions will help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2008 including the following:

1.	Aggressively pursuing additional fund raising activities in 2008;
2.	Continuing to work to complete the closing of the previously announced merger with PepperBall Technologies to gain access to additional products and revenues (Note 2);
3.	Continuing to advance development of the Company’s products, particularly the Veritas non-lethal launchers, to begin achieving additional sales of such products in 2008, thereby generating cash flow from such sales;
4.	Attempting to sub-lease portions of the Company's facilities that are currently not fully utilized to reduce operating expenses;
5.	Contingent upon the Company's ability to locate perspective buyers or partners, attempt to explore alternative revenue sources from licensing or partnering opportunities for the ShiftWatch TVS; and
6.	Continuing to monitor and implement cost control initiatives to conserve cash.

Recently issued accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are still in the process of evaluating the impact that SFAS 157 will have on our non-financial assets and liabilities.

Loss per share:

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Common shares subject to issuance in the conversion of convertible notes (2007), preferred shares into common shares, and the exercise of stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 15,586,000 shares at June 30, 2008 and approximately 12,967,000 shares at June 30, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

2.     PepperBall Merger Agreement:

On May 27, 2008, SWAT entered into an Agreement and Plan of Merger and Reorganization with PepperBall Technologies, Inc., a Delaware corporation, and PTI Acquisition Corp., a newly formed Delaware corporation and wholly-owned subsidiary of SWAT (the “Merger Sub”).

Subject to the terms and conditions of the merger agreement, upon the filing of a certificate of merger with the Delaware Secretary of State (the “Effective Time”), the Merger Sub will be merged with and into PepperBall, with PepperBall surviving the merger as a wholly-owned subsidiary of SWAT. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

As consideration for the merger, the stockholders of PepperBall immediately prior to the Effective Time of the merger will be issued shares of SWAT’s common stock comprising an aggregate of 50% of the outstanding capital stock of SWAT at the Effective Time of the merger (assuming the conversion of all of SWAT’s and PepperBall’s outstanding shares of preferred stock and subject to the payment of any of PepperBall’s dissenting stockholders). Accordingly, SWAT’s shareholders immediately prior to the Effective Time of the merger will own the remaining 50% of the outstanding capital stock of SWAT at the Effective Time of the merger (assuming the conversion of all of SWAT’s and PepperBall’s outstanding shares of preferred stock and subject to the payment of any of PepperBall’s dissenting stockholders). PepperBall’s stockholders are entitled to dissent from the merger and obtain an appraisal of the fair value of their PepperBall shares in accordance with their appraisal rights under Delaware law, in which case properly dissenting stockholders of PepperBall may not be permitted to participate in the merger. In addition, if within nine months following the closing of the merger, the combined company raises additional financing through the sale of equity securities, PepperBall’s former stockholders will be entitled to receive additional shares of the combined company’s common stock as anti-dilution protection upon the closing of such subsequent equity financing based upon a formula set forth in the merger agreement.

Pursuant to the merger agreement, following the closing of the merger, SWAT will change its name to “PepperBall Technologies, Inc.” Based upon factors demonstrating that PepperBall represents the accounting acquiror, upon closing the acquisition is to be accounted for as a reverse acquisition.

SWAT will assume all of PepperBall’s outstanding stock options and warrants, whether vested or unvested, and the assumed options and warrants shall continue to have and be subject to the same terms and conditions governing such options or warrants, except that such options or warrants will be exercisable for shares of SWAT’s common stock on the same basis established for the exchange of PepperBall’s outstanding common stock for shares of SWAT’s common stock as described above. SWAT will include the shares of its common stock issuable upon exercise of the assumed PepperBall options in its previously filed registration statement on Form S-8 or, if unable to include the shares in the previously filed registration statement, SWAT will prepare and file with the SEC another registration statement on Form S-8 to register such shares.

The merger agreement further provides that holders of certain outstanding promissory notes issued by PepperBall (totaling $2,028,000 as of March 31, 2008) shall be exchanged for new promissory notes issued by SWAT at the Effective Time of the merger in the same principal amount plus accrued interest thereon. The new promissory notes shall be unsecured, bear interest (accruing to maturity) at the rate of 10% per annum and mature 15 months from the closing date of the merger. At the note holder’s option (and subject to certain limitations), the principal amount and all accrued interest under the promissory notes may be converted at any time into shares of SWAT’s common stock at a rate based upon the average closing price of SWAT’s common stock for the six-month period ended on the trading day immediately prior to the date the holder of the promissory note requests conversion.

Pursuant to the terms of the merger agreement, following the execution of the merger agreement, SWAT and PepperBall will enter into a mutual full settlement (with prejudice) agreement relating to the current litigation pending in the United States District Court, Southern District of California between SWAT and PepperBall (the “Litigation”), which settlement agreement shall become effective, if at all, upon the consummation of the merger and shall be filed no later than 10 days after the closing of the merger.

The merger agreement provides for certain other provisions and conditions which are customary for agreements of this nature, such as representations, warranties, covenants, confidentiality agreements, indemnities, consent requirements and exchange procedures.

The closing of the merger will be on a date specified by the parties to the merger agreement but no later than the third business day after satisfaction or waiver of certain conditions set forth in the merger agreement, including, but not limited to: (i) approval of the merger by the shareholders of each of SWAT and PepperBall; (ii) approval by SWAT’s shareholders of (a) the proposal to change SWAT’s name to “PepperBall Technologies, Inc.,” (b) the conversion of SWAT’s Series B Convertible Preferred Stock into shares of SWAT’s common stock and (c) such other proposals as SWAT and PepperBall shall mutually agree to include in a joint proxy statement; (iii) the effectiveness of a registration statement on Form S-4 (which shall include a joint proxy statement and prospectus regarding the merger agreement and the merger) pursuant to which the shares of SWAT’s common stock to be issued as consideration for the merger and any shares issuable pursuant to the anti-dilution provisions of the merger agreement discussed above shall be registered with the SEC and no stop order suspending the effectiveness of the registration statement shall have been issued and no action, suit, proceeding or investigation by the SEC to suspend the effectiveness of the registration statement shall have been initiated and be continuing; (iv) approval of the listing on the Nasdaq Capital Market of SWAT’s common stock issuable under the merger agreement; (v) obtaining necessary governmental and third party approvals, waivers and consents required for the consummation of the merger; (vi) the conversion of all of PepperBall’s outstanding preferred stock into common stock; (vii) SWAT’s possession of minimum unrestricted cash on hand of $1,000,000, exclusive of the $495,000 Advance Note; and (viii) entry into a mutually acceptable employment agreement between SWAT and Eric Wenaas.

The merger agreement may be terminated at any time prior to the Effective Time of the merger by: (i) mutual written consent of the board of directors of SWAT and PepperBall; (ii) the board of directors of either PepperBall or SWAT, if (a) the merger shall not have been consummated by February 27, 2009, (b) PepperBall’s stockholders do not approve the merger, (c) SWAT’s shareholders do not approve the merger, or (d) any law permanently restraining, enjoining or otherwise prohibiting the consummation of the merger shall become final and non-appealable and the terminating party shall not have breached in any material respect its obligations under the merger agreement, which breach causes the failure of the merger to be consummated; (iii) PepperBall’s board of directors (a) if SWAT’s board of directors has withdrawn its recommendation of the merger or modified its recommendation in a manner adverse to PepperBall or (b) upon the occurrence of certain other events customary to agreements of this nature; and (iv) SWAT’s board of directors (a) if PepperBall’s board of directors has withdrawn its recommendation of the merger, or modified its recommendation in a manner adverse to SWAT or (b) upon the occurrence of certain other events customary to agreements of this nature.

Concurrently with the execution of the merger agreement, SWAT delivered $495,000 to PepperBall in exchange for a promissory note from PepperBall (the “Advance Note”) as further discussed in Note 5.

3.     Inventories:

Inventories consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Finished products and components	$561,520	$384,015
Work in process	179,444	165,061
Raw materials	58,168	133,017

	$799,132	$682,093

Prepaid inventory deposits consist primarily of cash advances made to the supplier of the Veritas launcher products. Such amounts represent approximately 80% of the product's cost that will be credited as batches of launchers are completed and shipped to the Company.

4.     Property and Equipment:

Property and equipment consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Computer equipment and software	$243,739	$255,727
Production and warehouse equipment	259,655	251,022
Office equipment and improvements	97,445	133,174
Vehicles	—	40,531

	600,839	680,454
Less accumulated depreciation	(242,034)	(259,563)

	$358,805	$420,891

5.     Intangible and other assets:

Intangible and other assets consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Vizer e-Link technology	$1,167,372	$1,167,372
Product rights / reseller agreement	2,423,282	2,423,282
Patents and trademarks	207,459	206,218
Non-compete (PCP)	50,000	50,000
Deposits and other	12,213	13,047
Goodwill	280,000	280,000
Advance Note	495,000	—

	4,635,326	4,139,919
Less accumulated amortization	(761,807)	(461,764)

	$3,873,519	$3,678,155

Concurrently with the execution of the merger agreement with PepperBall as discussed in Note 2, SWAT delivered $495,000 to PepperBall in exchange for the Advance Note from PepperBall. PepperBall is not obligated to repay the Advance Note unless the merger is not consummated due to the failure of PepperBall’s stockholders to approve the merger or if the board of directors of PepperBall withdraws its recommendation of the merger. The Advance Note is non-interest bearing and payable within 90 days of either event.

If PepperBall must repay the Advance Note, SWAT, at its option, may waive the repayment of $250,000 of the Advance Note in exchange for: (i) a mutual settlement of all claims and matters relating to the intellectual property litigation between SWAT and PepperBall; and (ii) a non-exclusive worldwide license to use PepperBall’s intellectual property rights for projectiles and any technology contained in the launchers or subsequent version of such launchers that SWAT is having produced by Tiberius Arms. Such license shall (a) have a five year initial term and SWAT shall have the right to renew the license for additional five year terms unless SWAT is in default under the license, (b) carry a royalty equal to 3% of SWAT’s net sales of non-lethal projectiles and launchers (subject to a $100,000 per year maximum) and (c) provide for payment by SWAT to PepperBall of $250,000 upon the execution of the license (which shall be satisfied by SWAT’s waiver of the repayment of $250,000 of the Advance Note as described above), with 50% of such payment to be treated as a royalty prepayment. The Advance Note contains certain other customary provisions such as default provisions.

6.     Stockholders’ equity:

Preferred stock:

In December 2007, holders of a total of 7,478,133 warrants agreed to exercise their warrants for an aggregate of approximately 747,813 shares of the Company’s Series B preferred stock (equivalent to 7,478,133 common share rights) at $5.00 per share each ($0.50 per equivalent common share), with the Series B preferred stock convertible into ten shares each of common stock. The transaction generated gross proceeds to the Company of approximately $3,739,066, of which $3,063,942, representing 612,788 shares of Series B preferred stock, had been received by the Company in December 2007. The remaining funds totaling $675,125 were received in January 2008. The Series B preferred stock is non-voting, pays no dividends, contains no liquidation preference and each share of Series B preferred stock is convertible for no additional consideration into ten shares of common stock.

During March 2008, a holder of 101,388 shares of Series A preferred stock elected to convert such shares into 101,388 shares of the Company’s common stock on a one-for-one basis as provided for under the terms of the Series A preferred stock. As a result of this conversion, a total of $304,164 was reclassified from preferred stock to common stock in the period.

Common stock transactions:

On March 26, 2007, the holders of warrants to purchase 12,229 shares of the Company’s common stock, elected to exercise the warrants at the exercise price of $1.66 per share. These warrant exercises generated proceeds to the Company of $20,299.

During the six months ended June 30, 2007, a total of $5,199,900 received in the private placement of unregistered securities was allocated to the value of the Investor Warrants and the beneficial conversion feature of the Notes, as part of the March 2007 offering. This amount was recognized as additional interest expense over the life of the Notes.

Stock-based compensation:

SWAT currently provides stock-based compensation to employees and directors, under the Company’s 2004 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. Stock options granted under the Plan generally vest over three to four years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. During the three and six month periods ended June 30, 2008 and 2007, SWAT recorded share-based compensation expense related to stock options resulting in non-cash expenses of $258,301, $360,792, $552,571 and $1,464,607, respectively.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2008 and 2007:

	2008	2007
Expected term	10 years	10 years
Volatility	93% to 99%	76% - 81%
Risk-free interest rate	3.5% to 3.9%	4.5 - 4.9%
Dividend yield	0%	0%
Forfeitures	5%	5%

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

A summary of stock option activity of options to employees and directors for the six months ended June 30, 2008, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,375,172	$4.51
Granted	640,000	0.84
Exercised	—
Forfeited	(436,006)	3.53

Outstanding at June 30, 2008	1,579,166	$3.19	7.8	$62,000

Exercisable at June 30, 2008	730,898	$4.56	6.5	$—

Based upon the Company’s experience, approximately 95% of the total stock options or approximately 1,500,000 options are expected to vest in the future, under their terms.

During the six months ended June 30, 2008, options to purchase 640,000 shares of common stock were granted under the Plan to employees, officers and directors. The options are subject to vesting provisions, are exercisable at a weighted average of $0.84 per share, and expire generally ten years from the date of grant. During the six months ended June 30, 2008, options to purchase 436,006 shares of common stock were cancelled due to forfeitures.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.75 and $3.90 per option, respectively. The total fair value of stock options granted to employees that vested during the six months ended June 30, 2008 and 2007 was $804,000 and $1,285,000, respectively. During six months ended June 30, 2008 and 2007, no employee stock options were exercised.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2008.

A summary of the status of the Company’s non-vested options to purchase common stock granted to employees, officers and directors and changes during the period ended June 30, 2008 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	716,395	$4.47	$3.47
Granted	640,000	0.84	0.74
Vested	(224,569)	4.59	3.58
Forfeited	(283,558)	3.53	2.88

Nonvested at June 30, 2008	848,268	$2.00	$1.56

As of June 30, 2008, the Company had approximately $919,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.3 years.

Common stock purchase warrant:

In connection with investor relations services, during June 2008, the Company issued a warrant to purchase 100,000 shares of common stock at $0.91 per share exercisable for three years. The value of the warrant was computed to be $47,066 using the Black-Scholes model, based upon volatility of 105%, risk free interest rate of 3.16% and a life of three years. The expense was recorded as an operating expense in the three months ended June 30, 2008.

7.     Industry Segments and Customer Concentration:

Industry Segments

The Company operates in business segments that are divided into three distinct business reporting units. The first business unit, called “Veritas,” includes the operations of “Veritas Tactical,” which distributes and produces non-lethal personal protection devices and compliance products and creates innovative training systems and tools to increase the quality of training worldwide for law enforcement, militaries, both private and government, and civilians. Veritas also includes the results of the Perfect Circle operations, which were acquired in July 2007 and in 2007 included the IM-5 launcher division, which was terminated as of December 31, 2007. The second business unit called the “Technology Division” includes the operations of Vizer, which specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance, intrusion detection, and wireless mesh network systems. The third business unit operates within the “Technology Division” and includes the operations of ShiftWatch which is a product line of mobile digital video surveillance solutions for public transportation. All of the industry segments are located at the Company’s headquarters in Louisville, Colorado. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. Selected financial information from the Company’s business segments is as follows:

Six months ended June 30, 2008	Veritas	Vizer	ShiftWatch	Corporate Overhead / Eliminations	Totals
Net sales	$301,514	$167,149	$4,456	$—	$473,119
Gross profit (loss)	198,957	(94)	(67,668)	—	131,195
Operating loss	(365,891)	(410,619)	(258,963)	(1,414,274)	(2,449,747)
Interest expense	45,227	—	—	1,366	46,593
Net loss	(406,058)	(404,073)	(207,210)	(1,414,274)	(2,431,615)
Depreciation and
amortization	232,396	73,074	48,344	—	353,814
Capital expenditures	10,620	2,031	—	(3,023)	9,628
Total assets	4,281,168	1,039,616	498,164	2,249,190	8,068,138
Stock based compensation	67,533	80,429	11,147	393,462	552,571

Six months ended June 30, 2007	Veritas	Vizer	ShiftWatch	Corporate Overhead / Eliminations	Totals
Net sales	$14,250	$347,321	$205,832	$(76,410)	$490,993
Gross profit (loss)	(19,689)	29,734	(201,180)	—	(191,135)
Operating loss	(1,215,827)	(366,733)	(1,270,776)	(2,572,588)	(5,425,924)
Interest expense	3,174	5,981	—	3,188,454	3,197,609
Net loss	(1,219,470)	(372,714)	(1,273,162)	(5,697,416)	(8,562,762)
Depreciation	869	8,008	41,689	14,868	65,434
Capital expenditures	223,383	58,161	47,823	—	329,367
Stock based compensation	321,829	250,163	87,670	804,945	1,464,607

Three months ended June 30, 2008	Veritas	Vizer	ShiftWatch	Corporate Overhead / Eliminations	Totals
Net sales	$169,588	$73,711	$3,744	$—	$247,043
Gross profit (loss)	109,304	(4,046)	(9,089)	—	96,169
Operating loss	(101,434)	(214,721)	(167,744)	(565,121)	(1,049,020)
Interest expense	21,512	—	—	308	21,820
Net loss	(122,793)	(210,613)	(115,991)	(602,446)	(1,051,843)
Depreciation	118,214	4,908	29,099	—	152,221
Stock based compensation	22,034	36,122	5,752	194,393	258,301

Three months ended June 30, 2007	Veritas	Vizer	ShiftWatch	Corporate Overhead / Eliminations	Totals
Net sales	$1,992	$299,317	$113,774	$(76,410)	$338,673
Gross profit (loss)	(25,018)	53,235	(110,116)	—	(81,899)
Operating loss	(383,658)	(241,636)	(823,883)	(857,750)	(2,306,927)
Interest expense	3,174	1,311	(22)	3,045,904	3,050,367
Net loss	(387,251)	(245,347)	(830,219)	(3,872,456)	(5,335,273)
Depreciation	869	7,108	31,939	5,128	45,044
Stock based compensation	58,825	44,143	17,778	240,046	360,792

Certain of our contracts require that the Company provide installation of our products either at the customer’s location or in some cases at the original equipment bus manufacturer. In these cases, the revenue recognition process is not completed until the Company has completed the installation and the products are working and accepted by the customer and overall revenue recognition criteria have been satisfied. Products and materials issued in connection with such jobs in progress are treated as the Company’s inventory until such revenue is recognized. Any billings issued or cash collected under the terms of the contracts in advance of the revenue being recognized are recorded in the meantime as deferred revenue.

Customer concentration

As of June 30, 2008, two customers comprised 50% and 14%, respectively, of the outstanding total accounts receivable balance. For the six and three month periods ended June 30, 2008, one customer accounted for 35% and 43%, respectively, of net sales. For the six-month period ended June 30, 2007, two customers accounted for 35% and 13%, respectively, of net sales and for the three-month period ended June 30, 2007, two customers accounted for 32% and 14%, respectively, of net sales. As of December 31, 2007, two customers comprised 51% and 11%, respectively, of the outstanding total accounts receivable balance.

8.     Contingencies:

On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against Security With Advanced Technology, Inc., Vizer Group, Inc. and Avurt International, Inc. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non- Disclosure Agreement between Vizer Group, Inc. and PTI.  PTI is seeking (a) an unspecified amount of monetary damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. We believe that PTI’s claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against PTI. As discussed in Note 2 to these financial statements, if the PepperBall merger is completed, the litigation will be settled and dismissed.

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

9.     Subsequent Event:

Subsequent to June 30, 2008, the Company entered into a non-binding letter of intent with an un-related party and expects to execute a sublease in the near future to sublease the Company’s Louisville, Colorado, facilities. The agreement covers the entire facility and is expected to commence in August 2008 with a term coinciding with the Company’s existing lease. The Company has agreed to provide five months base rent at no charge and the sub-tenant has the right to terminate the agreement after three years with a nine month notice and a three month penalty payment, among other provisions.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in our Form 10-KSB for the year ended December 31, 2007, as amended, and the Company’s proxy statement and registration statement on Form S-4 filed with the SEC on July 30, 2008, as amended for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        On May 27, 2008, we entered into an Agreement and Plan of Merger and Reorganization with PepperBall Technologies, Inc., a Delaware corporation, whereby if the merger is completed, we will issue shares of SWAT common stock comprising an aggregate of 50% of the outstanding capital stock of SWAT at the effective time of the merger. The merger agreement further provides that holders of certain outstanding promissory notes issued by PepperBall (totaling $2,028,000 as of March 31, 2008) shall be exchanged for new promissory notes issued by SWAT at the Effective Time of the merger in the same principal amount plus accrued interest thereon. The new promissory notes shall be unsecured, bear interest (accruing to maturity) at the rate of 10% per annum and mature 15 months from the closing date of the merger. At the note holder’s option (and subject to certain limitations), the principal amount and all accrued interest under the promissory notes may be converted at any time into shares of SWAT’s common stock at a rate based upon the average closing price of SWAT’s common stock for the six-month period ended on the trading day immediately prior to the date the holder of the promissory note requests conversion. The merger agreement provides for certain other provisions and conditions which are customary for agreements of this nature, such as representations, warranties, covenants, confidentiality agreements, indemnities, consent requirements and exchange procedures. The closing of the merger is subject to a number of conditions, including, but not limited to: (i) approval of the merger by the shareholders of each of SWAT and PepperBall; (ii) approval by SWAT’s shareholders of (a) the proposal to change SWAT’s name to “PepperBall Technologies, Inc.,” (b) the approval for the conversion of SWAT’s Series B Convertible Preferred Stock into shares of SWAT’s common stock and (c) such other proposals as SWAT and PepperBall shall mutually agree to include in a joint proxy statement; (iii) the effectiveness of a registration statement on Form S-4; (iv) approval of the listing on the Nasdaq Capital Market of SWAT’s common stock issuable under the merger agreement; (v) obtaining necessary governmental and third party approvals, waivers and consents required for the consummation of the merger; (vi) the conversion of all of PepperBall’s outstanding preferred stock into common stock; (vii) SWAT’s possession of minimum unrestricted cash on hand of $1,000,000; and (viii) entry into a mutually acceptable employment agreement between SWAT and Eric Wenaas. Concurrently with the execution of the merger agreement, SWAT delivered $495,000 to PepperBall in exchange for a promissory note from PepperBall (the “Advance Note”). The Advance Note contains customary provisions and rights, such as default provisions. Pursuant to the merger agreement, following the closing of the merger, SWAT will change its name to “PepperBall Technologies, Inc.” Based upon factors demonstrating that PepperBall represents the accounting acquiror, upon closing the acquisition is to be accounted for as a reverse acquisition.

Results of Operations

               In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as amended, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of approximately $2,432,000 and $2,379,000, respectively, for the six months ended June 30, 2008.

        These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008. While we expect the recent Veritas segment’s product introductions to help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2008 including the following:

1.	Aggressively pursuing additional fund raising activities in 2008;
2.	Continuing to work to complete the closing of the previously announced merger with PepperBall Technologies to gain access to additional products and revenues;
3.	Continuing to advance development of the Company’s products, particularly the Veritas non-lethal launchers, to begin achieving additional sales of such products in 2008, thereby generating cash flow from such sales;
4.	Attempting to sub-lease portions of the Company's facilities that are currently not fully utilized to reduce operating expenses;
5.	Contingent upon the Company's ability to locate perspective buyers or partners, attempt to explore alternative revenue sources from licensing or partnering opportunities for the ShiftWatch TVS; and
6.	Continuing to monitor and implement cost control initiatives to conserve cash.

Comparison of the six months ended June 30, 2008 to 2007

        Net sales for the six months ended June 30, 2008 totaled $473,100, which is a $17,900 or 4% decrease from net sales of $491,000 for the six months ended June 30, 2007. The change in sales between 2008 and 2007 is attributable to an increase in sales in the Veritas segment of $287,000 net of a decrease in revenues from the ShiftWatch division of $201,000 and a decrease in revenues from the Vizer division of $104,000, in 2008.

         Cost of sales for the six months ended June 30, 2008 totaled $341,900, which is a $340,200 decrease as compared to the 2007 period. The change in cost of sales primarily resulted from the additional costs incurred in 2007 associated with the previously disclosed issues related to the ShiftWatch TVS 300 unit installation, testing and re-work which resulted in the reported gross loss in 2007.

        Selling, general and administrative expenses in the six months ended June 30, 2008, totaled $2,453,700, which is a $2,042,700 or 45% decrease as compared to the 2007 period. Commencing in late 2007 and continuing into early 2008, the Company undertook a significant expense reduction program, primarily as a result of the delay in achieving product revenues. The decrease impacted most operational areas and resulted in a net decrease of $408,000 in payroll related expenses, a $543,000 reduction in marketing and advertising among other reductions. Stock based compensation decreased by $912,000 in 2008 due primarily to the fact that the options granted in the six months ended June 30, 2007 to the new Vizer and Avurt employees were one-third vested upon grant.

        Research and development expenses in the six months ended June 30, 2008 totaled $127,300, which is a $611,100 or 83% decrease as compared to the 2007 period. The decrease is primarily associated with development costs being substantially suspended in late 2007 and continuing into early 2008. Outside consulting and engineering on the now terminated IM-5 project was reduced by $460,000 and development payroll related expenses were reduced by $127,000 in 2008 period as compared to the 2007 period.

        Interest expense for the six months ended June 30, 2008, totaled $46,600, which is a $3,151,000 decrease as compared to the 2007 period. The decrease was primarily attributable to the non-cash amortization of the $3,106,500 additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offering completed in March 2007.

        No income tax benefit was recorded on the loss for the six months ended June 30, 2008, as our management was unable to determine that it was more likely than not that such benefit would be realized.

Comparison of the three months ended June 30, 2008 to 2007

        Net sales for the three months ended June 30, 2008 totaled $247,000, which is a $91,600 or 27% decrease from net sales of $338,700 for the three months ended June 30, 2007. The change in sales between 2008 and 2007 is attributable to an increase in sales in the Veritas segment of $155,400 net of decreases in revenues from the Vizer division of $191,100 and from the ShiftWatch division of $110,400.

         Cost of sales for the three months ended June 30, 2008 totaled $150,900, which is a $269,700 decrease as compared to the 2007 period. The change in cost of sales primarily resulted from the additional costs incurred in 2007 associated with the previously disclosed issues related to the ShiftWatch TVS 300 unit installation, testing and re-work which resulted in the reported gross loss in 2007. Lower sales for the Vizer division also reflected lower cost of sales for this division.

        Selling, general and administrative expenses in the three months ended June 30, 2008, totaled $1,093,800, which is an $884,300 or 45% decrease as compared to the 2007 period. Commencing in late 2007 and continuing into early 2008, the Company undertook a significant expense reduction program, primarily as a result of the delay in achieving product revenues. The decrease impacted most operational areas and resulted in a net decrease of $204,300 in payroll related expenses, a $309,300 reduction in marketing and advertising expenses and a $330,200 reduction in legal expenses, among other reductions. Stock based compensation decreased by $149,900 in 2008 due primarily to the forfeiture of options for terminated employees combined with a lower number of options being granted in the 2008 period.

        Research and development expenses in the three months ended June 30, 2008 totaled $51,300, which is a $195,500 or 79% decrease as compared to the 2007 period. The decrease is primarily associated with development costs being substantially suspended in late 2007 and continuing into early 2008. Outside consulting and engineering on the now terminated IM-5 project was reduced by $167,800.

        Interest expense for the three months ended June 30, 2008, totaled $21,800, which is a $3,028,600 decrease as compared to the 2007 period. The decrease was primarily attributable to the non-cash amortization of the $2,964,000 additional interest expense associated with the amount allocated to the warrants and the beneficial conversion features from the convertible debt offering completed in March 2007.

Issuances of Stock Options

        Our board of directors has reserved a total of 2,000,000 shares of our common stock for issuance pursuant to our 2004 Stock Incentive Plan, as amended (the “Plan”). Our board of directors administers the plan. During the six month periods ended June 30, 2008 and 2007, the Company issued options to employees and directors to purchase 640,000 shares of common stock exercisable at an average price of $0.84 and 759,000 shares of common stock, exercisable at an average price of $4.75, respectively.

Liquidity and Capital Resources

        We had a net loss of $2,431,600 including $951,700 in non–cash expenses relating to $552,600 in stock based compensation and $353,800 for depreciation and amortization for the six months ended June 30, 2008. We expect our expenses for the last half of 2008 to remain generally at the levels incurred for the six months ended June 30, 2008, prior to the impact on our operations if the PepperBall merger is successfully completed in 2008. We are currently engaged in activities to increase our sales from the less lethal products that have recently moved into production and expansion in the Veritas division.  We anticipate that spending for research and development for the fiscal year ending December 31, 2008, will be closely controlled and focused on adding new products that have a high level of probability of achieving near-term revenues. If significant additional revenues are achieved in 2008, we may increase certain overhead expenses to support such sales. We expect that a loss will be incurred for 2008.

        On May 27, 2008, SWAT entered into an Agreement and Plan of Merger and Reorganization with PepperBall Technologies, Inc., a Delaware corporation. Concurrently with the execution of the merger agreement with PepperBall, SWAT delivered $495,000 to PepperBall in exchange for the Advance Note from PepperBall. PepperBall is not obligated to repay the Advance Note unless the merger is not consummated due to the failure of PepperBall’s stockholders to approve the merger or if the board of directors of PepperBall withdraws its recommendation of the merger. The Advance Note is payable within 90 days of either event. If PepperBall must repay the Advance Note, SWAT, at its option, may waive the repayment of $250,000 of the Advance Note in exchange for: (i) a mutual settlement of all claims and matters relating to the intellectual property litigation between SWAT and PepperBall; and (ii) a non-exclusive worldwide license to use PepperBall’s intellectual property rights for projectiles and any technology contained in the launchers or subsequent version of such launchers that SWAT is having produced by Tiberius Arms. Such license shall (a) have a five year initial term and SWAT shall have the right to renew the license for additional five year terms unless SWAT is in default under the license, (b) carry a royalty equal to 3% of SWAT’s net sales of non-lethal projectiles and launchers (subject to a $100,000 per year maximum) and (c) provide for payment by SWAT to PepperBall of $250,000 upon the execution of the license (which shall be satisfied by SWAT’s waiver of the repayment of $250,000 of the Advance Note as described above), with 50% of such payment to be treated as a royalty prepayment. The Advance Note contains certain other customary provisions such as default provisions.

        At June 30, 2008, we had working capital of $2,796,000, of which $1,741,000 million was in cash.

        Subsequent to June 30, 2008, the Company entered into a non-binding letter of intent with an un-related party and expects to execute a sublease in the near future to sublease the Company’s Louisville, Colorado, facilities. The agreement covers the entire facility and is expected to commence in August 2008 with a term coinciding with the Company’s existing lease. The Company has agreed to provide five months base rent at no charge and the sub-tenant has the right to terminate the agreement after three years with a nine month notice and a three month penalty payment, among other provisions.

        Capital expenditures, primarily for tooling, development and testing equipment, office equipment and facility improvement costs for the balance of the fiscal year ending December 31, 2008 are anticipated to total approximately $25,000 to $75,000.

Operating Activities

        Net cash consumed by operating activities was $2,379,200 during the six months ended June 30, 2008. Cash was consumed by the loss of $2,431,600, less non-cash expenses of $951,700, relating to $552,600 in stock based compensation and $353,800 for depreciation and amortization. Increases in inventories and prepaid expenses and other current assets totaled $584,000 during the period primarily due to increases associated with payments made to the Mark-IV launcher manufacturer. Accounts payable, accrued expenses and deferred revenue decreased by $423,200 during the period consuming cash, generally reflecting the decrease in over-all overhead and operating expense levels in 2008.

        Net cash consumed by operating activities was $5,008,300 during the six months ended June 30, 2007. Cash was consumed by the loss of $8,562,800, less non-cash expenses of $4,636,600, relating to $1,464,600 in non-cash stock based compensation, $3,106,600 in interest accretion on the convertible note offering and $65,400 for depreciation and amortization. Increases in inventories and prepaid expenses and other current assets totaled $1,437,300 during the period due to increases primarily associated with the launch of the Avurt launcher. Accounts payable, accrued expenses and deferred revenue increased by $432,900 during the period reflecting the associated inventory build-up as well as the deferred revenues associated with the delays in the ShiftWatch TVS DVR product installations, providing cash.

Investing Activities

        Net cash outflows from investing activities consumed $505,000 during the six months ended June 30, 2008. The outflow was primarily attributable to the PepperBall Advance Note.

        Net cash outflows from investing activities consumed $913,300 during the six months ended June 30, 2007. The outflow was primarily attributable to the funding of $1.0 million into the PCP supply agreement escrow account plus $373,200 invested in equipment and patents net of an inflow of $460,000 upon the sale of short term investments.

Financing Activities

        Net cash inflows from financing activities generated $626,500 during the six months ended June 30, 2008, primarily from the final $675,100 in proceeds received in January 2008, from the December 2007 warrant conversion, net of $48,600 in scheduled payments on debt agreements.

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

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are still in the process of evaluating the impact that SFAS 157 will have on our non-financial assets and liabilities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4T.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer / Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer / Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and that no changes are required at this time, except as described below.

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

We have also identified conditions as of June 30, 2008 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. Our former Chief Financial Officer also became our Chief Executive Officer in October 2007. Our Company has not hired another individual to act as our Chief Financial Officer. We believe the absence of a full-time Chief Financial Officer has resulted in a significant deficiency with respect to the lack of qualified accounting personnel. We have been able to mitigate this deficiency by engaging outside consultants to assist the Company in its accounting activities, but believe that the only effective long-term solution to our accounting needs is to hire a qualified replacement Chief Financial Officer or Chief Accounting Officer. Due to our budgetary constraints, we are uncertain as to when we will be able to accomplish this.

We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our Chief Executive Officer of accounting information and reconciliations, and the use of outside consultants.

We are also in the process of taking additional corrective measures to further remedy the deficiencies in future periods.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the six months ended June 30, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

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

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

        On April 13, 2007, a complaint was filed in United States District Court, Southern District of California, Case No. ‘07CV 0672 JAH POR, by Pepperball Technologies, Inc. (“PTI”) against Security With Advanced Technology, Inc., Vizer Group, Inc. and Avurt International, Inc. PTI alleges in the civil action that the prospective manufacture and distribution of our non-lethal projectile launchers infringed certain of their patents and breached a Reseller Agreement and Non- Disclosure Agreement between Vizer Group, Inc. and PTI.  PTI is seeking (a) an unspecified amount of monetary damages for the alleged patent infringement and breach of contract, (b) an injunction to prohibit further alleged patent infringement and (c) other relief and costs. We believe that PTI’s claims are without merit and we are vigorously defending this matter, including pursuing counterclaims against PTI. This lawsuit will be settled and dismissed if the PepperBall merger is completed.

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

ITEM 1A.   Risk Factors

        The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results. For a discussion identifying risk factors and important factors that could cause actual results to differ materially from those anticipated, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended, as well as the Company’s proxy statement and registration statement on Form S-4 filed with the SEC on July 3, 2008, as amended.

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

Dated: August 14, 2008	Security With Advanced Technology, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer and Chief Financial Officer