Form 10-Q
period 2008-09-30
PepperBall Technologies, Inc.
filed 2008-11-19
CIK 1216199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________.

Commission file number: 001-32566

PepperBall Technologies, Inc.
(Exact name of registrant as specified in its charter)

Colorado	20-1978398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6142 Nancy Ridge Drive, Suite 101, San Diego, CA 92121
(Address of principal executive offices) (Zip Code)

(858) 638-0236
(Registrant's telephone number, including area code)

Security With Advanced Technology, Inc.
(Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

The number of shares of the registrant’s no par value common stock outstanding as of November 18, 2008, was 12,931,597.

PEPPERBALL TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

PepperBall Technologies, Inc.
Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007

ASSETS
Current assets:
Cash	$1,062,000	$266,000
Trade accounts receivable, net of allowances
($70,000 in 2008 and $37,000 in 2007)	976,000	311,000
Inventories (Note 3)	1,263,000	373,000
Prepaid expenses and other current assets	282,000	75,000

Total current assets	3,583,000	1,025,000

Property and equipment, net (Note 4)	432,000	173,000

Intangible and other assets, net (Note 5)	8,781,000	96,000

Total assets	$12,796,000	$1,294,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit (Note 6)	$500,000	$500,000
Accounts payable	906,000	298,000
Accrued expenses	749,000	333,000
Deferred revenues	207,000	—
Current portion of long-term obligations (Note 7)	2,000	2,011,000
Current portion of minimum royalty obligation (Note 7)	157,000	—

Total current liabilities	2,521,000	3,142,000

Notes payable and accrued interest, including related parties - (Note 7)	2,331,000	4,000
Long-term obligations, net of current portion (Note 7)	677,000	448,000
Minimum royalty obligation, net of current portion (Note 7)	562,000	—

Total liabilities	6,091,000	3,594,000

Minority interest	48,000	49,000

Commitments and contingencies (Note 11)

Stockholders' equity (Notes 1 and 8):
Preferred stock, no par value, 5,000,000 shares authorized:
Series A, 2,528,266 (2008) shares issued and outstanding	7,568,000	—
Series B, 747,813 (2008) shares issued and outstanding	3,614,000	—
Preferred stock; $.001 par value, 20,000,000 shares authorized; 1,884,581 shares of Series A
and 11,885,325 of Series B issued and outstanding (2007).	—	14,000
Common stock, no par value, 50,000,000 shares authorized;
12,216,601 (2008) shares issued and outstanding	9,267,000	—
Common stock, $.001 par value, 37,000,000 shares authorized; 13,978,491 shares issued and
outstanding (2007)	—	14,000
Additional paid in capital	—	10,546,000
Accumulated deficit	(13,792,000)	(12,923,000)

Total stockholders' equity (deficit)	6,657,000	(2,349,000)

Total liabilities and stockholders' equity	$12,796,000	$1,294,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PepperBall Technologies, Inc.
Consolidated Statements of
Operations Periods ended September 30,
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Net sales (Note 12)	$1,010,000	$807,000	$2,474,000	$2,408,000
Cost of sales	438,000	392,000	1,156,000	1,106,000

Gross profit	572,000	415,000	1,318,000	1,302,000

Operating expenses:
Sales and marketing	242,000	158,000	661,000	458,000
Research and development	99,000	113,000	328,000	327,000
General and administrative (includes stock based
non-cash compensation of $4,000, $2,000,
$6,000 and $2,000)	352,000	443,000	841,000	1,064,000
Amortization	—	—	—	51,000

Total operating expenses	693,000	714,000	1,830,000	1,900,000

Operating income (loss)	(121,000)	(299,000)	(512,000)	(598,000)

Other income (expense):
Interest income	—	1,000	2,000	3,000
Interest expense	(145,000)	(86,000)	(362,000)	(277,000)
Non-cash change in warrant liability (Note 6)	—	—	13,000	—
Other income (expense), net	—	—	(11,000)	—
Minority interest	(3,000)	—	1,000	(2,000)

Total other income (expense)	(148,000)	(85,000)	(357,000)	(276,000)

Net loss	$(269,000)	$(384,000)	$(869,000)	$(874,000)

Basic and diluted net loss per share	$(0.03)	$(0.12)	$(0.11)	$(0.30)

Basic and diluted weighted
average number of common shares outstanding	4,552,844	3,112,257	3,895,742	2,941,535

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PepperBall Technologies, Inc.
Consolidated Statements of Cash
Flows Nine Month Periods Ended September 30, (Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(869,000)	$(874,000)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock based compensation	6,000	2,000
Depreciation and amortization	43,000	135,000
Amortization of discount on debt to interest expense	152,000	108,000
Change in warrant liability	(13,000)	—
Increase (decrease) in other	29,000	—
Increase (decrease) in minority interest	(1,000)	—
(Increase) decrease in:
Accounts receivable	(205,000)	36,000
Inventories	(430,000)	4,000
Prepaid expenses and other current assets	(236,000)	(14,000)
Increase (decrease) in:
Accounts payable	303,000	66,000
Accrued expenses and deferred revenue	12,000	77,000

Net cash used by operating activities	(1,209,000)	(460,000)

Cash flows from investing activities:
Net cash acquired in acquisition and pre-closing advances	1,677,000	—
Purchases of property and equipment	(28,000)	(46,000)

Net cash provided (used) by investing activities	1,649,000	(46,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	200,000	259,000
Payment of line of credit financing costs	(7,000)	—
Repayment of credit facilities	—	(164,000)
Proceeds from issuance of common stock from exercise of options and warrants	163,000	19,000

Net cash provided by financing activities	356,000	114,000

Net increase (decrease) in cash and cash equivalents	796,000	(392,000)

Cash and cash equivalents at beginning of period	266,000	527,000

Cash and cash equivalents at end of period	$1,062,000	$135,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$281,000	$114,000
Cash paid during the period for income taxes	2,000	2,000

Schedule of non-cash investing and financing transactions
Issuance of equity rights for acquisition (Note 1)	$8,897,000	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PepperBall Technologies, Inc.
Notes to Condensed Consolidated
Financial Statements
(Unaudited)

  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of PepperBall Technologies, Inc. (the “Company,” “PBAL,” “we” or “us”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2008, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2007, as amended and the Company’s Registration Statement on Form S-4 (File No. 333-152645) filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations for the period ended September 30, 2008 are not necessarily an indication of operating results for the full year.

Basis of Presentation

Based upon the terms of the Merger as described below, including among other factors, that as of closing, the then former stockholders of Old-PepperBall owned approximately 70% of the total voting common shares of the combined entity, the acquisition has been accounted for as an acquisition of SWAT by Old-PepperBall. The acquisition was structured and agreed to as a 50 /50 merger however since a number of the existing SWAT shareholders held their rights as preferred shares that were not converted as of closing, the Old-PepperBall shareholders, when their common share rights were issued at closing, held the higher percentage of voting rights. Accordingly, for all historical periods presented, the financial results and historical financial statements of Old-PepperBall are reported and the results of operations of SWAT are included from the September 19, 2008 date of acquisition forward.

Additionally, the change in the Company’s name to PepperBall Technologies, Inc., and the one-for-two reverse stock split of the Company’s outstanding common stock has been retroactively reported for all periods presented.

On May 27, 2008, Security With Advanced Technology, Inc. (“SWAT” or the “Company”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with PepperBall Technologies, Inc., a Delaware corporation (“Old-PepperBall”), and PTI Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub agreed to merge with and into Old-PepperBall with Old-PepperBall as the surviving corporation (the “Merger”). On September 17, 2008, the shareholders of each of the Company and Old-PepperBall approved the Merger and the Merger closed on September 19, 2008. The Merger qualified as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Pursuant to the Merger Agreement, the shareholders of Old-PepperBall have been issued an aggregate of 8,609,900 shares (17,219,799 pre-reverse split shares) of the Company common stock, no par value per share, representing 50% of the outstanding capital stock of the Company. Accordingly, the Company’s shareholders own the remaining 50% of the outstanding capital stock of the Company. The Company assumed all of Old-PepperBall’s outstanding stock options and warrants, whether vested or unvested, and the assumed options and warrants shall continue to have and be subject to the same terms and conditions governing such options or warrants, except that such options or warrants will be exercisable for shares of the Company’s common stock on the same basis established for the exchange of Old-PepperBall’s outstanding common stock for shares of the Company’s common stock as described in the Merger Agreement. The Company has included the shares of its common stock issuable upon exercise of the assumed Old-PepperBall options in a registration statement on Form S-8 filed with the SEC.

At the closing of the Merger, the Company also issued seven convertible promissory notes with an aggregate principal amount of $2,254,304 to former holders of promissory notes issued by Old-PepperBall (the “Replacement Notes”). The Replacement Notes are unsecured, bear interest (accruing to maturity) at the rate of 10% per annum and mature 15 months from the closing date of the Merger. At the note holder’s option (and subject to certain limitations), the principal amount and all accrued interest under the Replacement Notes may be converted at any time into shares of the Company’s common stock at a rate based upon the average closing price of the Company’s common stock for the six-month period ended on the trading day immediately prior to the date the holder of the Replacement Note requests conversion. In addition, upon the closing of the Merger, the outstanding loans from the Company to Old-PepperBall in the principal amounts of $495,000 and $150,000 have been cancelled and will not be repaid by PepperBall.

Also pursuant to the Merger Agreement, the Company and PepperBall have entered into a mutual full settlement (with prejudice) agreement relating to the current litigation pending in the United States District Court, Southern District of California between the Company and PepperBall.

At the Company’s annual meeting of shareholders held on September 17, 2008 (the “Annual Meeting”), in addition to approving the Merger, the Company’s shareholders also approved (i) a change in the Company’s name to PepperBall Technologies, Inc., (ii) amendments to the Company’s Articles of Incorporation to provide that the Company’s Board of Directors may have up to ten members and to increase the Company’s authorized number of shares of common stock from 30,000,000 to 50,000,000, (iii) the conversion of the Company’s Series B Preferred stock to common stock, (iv) a one-for-two reverse stock split of the Company’s outstanding common stock and (v) the re-election of Gregory Pusey, Gail Schoettler, Thomas R. Marinelli, Robert J. Williams and David E. Welch to the Company’s Board of Directors. On September 19, 2008, the Company filed Articles of Amendment to the Company’s Articles of Incorporation with the Colorado Secretary of State to (a) provide that the Company’s Board of Directors may have up to ten members and (b) increase the Company’s authorized number of shares of common stock from 30,000,000 to 50,000,000. The Company’s name change and reverse stock split took effect on September 29, 2008. Following the name change, the Company’s common stock and publicly traded warrants began trading under the symbols “PBAL” and “PBALW”, respectively.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s SWAT subsidiaries were acquired effective as of September 19, 2008 and the September 30, 2008, consolidated balance sheet includes the acquired assets and liabilities, but due to the immaterial impact of their operations for the ten days ended September 30, 2008 those acquired operations are not included with the reported results of the Company. Accordingly, the consolidated statements of operations and cash flows for the period ended September 30, 2008 and the year ended December 31, 2007 reflect only the results of PepperBall Technologies, Inc.

1.    Acquisition:

As discussed above, effective September 19, 2008, the Company completed the Merger with the company formerly known as Security With Advanced Technology, Inc. Since the Merger is accounted for as a reverse acquisition of SWAT by PepperBall Technologies, the purchase price calculation and allocation of the purchase price is based upon the “deemed” equity rights issued for SWAT and its subsidiaries, which in fact represent the SWAT common shares and share rights outstanding just prior to the Merger. The computed purchase price is then allocated to the fair value of the SWAT assets and liabilities. The SWAT assets acquired include Security With Advanced Technology, Inc., and its wholly owned subsidiaries, Vizer Group, Inc. (“Vizer”) and Vizer’s wholly-owned subsidiary, Veritas Tactical, Inc., (“Veritas”). Vizer is an emerging provider of high-tech security products and services, which include surveillance and intrusion detection systems and mobile digital video surveillance solutions and Veritas’ products and services include non-lethal protection devices designed for government agencies, military and law enforcement.

Following is a summary of the computation and allocation of the purchase price for the acquired business:

Purchase price calculation:
Common stock issued (a)	$8,897,000
Closing costs	351,000

Total purchase price	$9,248,000

Allocation to of purchase price:
Current assets	$2,182,000
Equipment	217,000
Deposits	13,000
Intangibles (b)	8,781,000
Accounts payable and accruals	(995,000)
Debt	(950,000)

Total allocated purchase price	$9,248,000

(a)	The 8,609,900 post reverse split shares of common stock issued at closing were valued at the estimated fair market value based upon the average of the closing price ten days before closing.

(b)	The Company is in the process of allocating the fair value of the intangible assets acquired in the acquisition of SWAT and its wholly-owned subsidiaries that was effective as of September 19, 2008. The final determination and allocation of fair value is estimated to be completed prior to the first anniversary of the acquisition. The determination of fair value will be made by management as they deem appropriate based upon various means.

Had the acquisition of SWAT occurred as of January 1, 2008, the consolidated unaudited pro forma results of operations for the Company would have reflected net sales of $3,395,000, operating loss of $(5,099,000), net loss of $(5,402,000) or $(0.44) per common share for the nine months ended September 30, 2008. Had the acquisition of SWAT occurred as of January 1, 2007, the consolidated unaudited pro forma results of operations for the Company would have reflected net sales of $4,506,000, operating loss of $(16,567,000), net loss of $(23,153,000) or $(1.98) per common share for the year ended December 31, 2007. Such amounts are based upon the estimates and assumptions set forth herein. These unaudited pro forma financial results do not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future. The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised as additional information becomes available.

2.	Going concern, management's plans, recent accounting pronouncements and loss per share:

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of approximately $869,000 and $1,209,000, respectively, for the nine months ended September 30, 2008.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008. While we expect the recent consumer non-lethal product introductions will help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales and will require increases in sales and marketing expenses. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2008 and 2009 including the following:

1.	Aggressively pursuing additional fund raising activities in 2008 and 2009;
2.	Continuing to advance sales and marketing efforts for the Company's products, particularly the recently completed consumer products, to begin achieving additional sales of such products in 2008 and 2009, thereby generating cash flow from such sales;
3.	Attempting to work with the company's senior lenders to renew and / or extend scheduled payments under such loans;
4.	Contingent upon the Company's ability to locate prospective buyers or partners, attempting to develop alternative revenue sources from licensing or partnering opportunities for the ShiftWatch TVS product line; and
5.	Continuing to monitor cost control initiatives to conserve cash.

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Common shares subject to issuance in the conversion of convertible notes, preferred shares into common shares, and the exercise of stock options and warrants are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

3.     Inventories:

Inventories consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Finished products and components	$836,000	$217,000
Work in process	160,000	—
Raw materials	267,000	156,000

	$1,263,000	$373,000

Included with prepaid expenses and other current assets as of September 30, 2008 are inventory deposits totaling approximately $186,000 consisting primarily of cash advances made to the a supplier of certain launcher products. Such amounts represent approximately 80% of the product’s original cost that will be credited as batches of launchers are completed and shipped to the Company.

4.     Property and Equipment:

Property and equipment consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Computer equipment and software	$313,000	$271,000
Production molds	381,000	248,000
Production and warehouse equipment	176,000	98,000
Office equipment and furniture	130,000	97,000
Leasehold improvements	74,000	58,000

	1,074,000	772,000
Less accumulated depreciation and amortization	(642,000)	(599,000)

	$432,000	$173,000

5.     Intangible and other assets:

Intangible and other assets consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Goodwill	$5,799,000	$—
Product rights / reseller agreement	2,876,000	—
Patents and trademarks	51,000	—
Non-compete	27,000	—
Deposits and other	28,000	96,000

	8,781,000	96,000
Less accumulated amortization	—	—

	$8,781,000	$96,000

The Company is in the process of allocating the fair value of the intangible assets acquired in the acquisition of SWAT and its wholly-owned subsidiaries that was effective as of September 19, 2008. The final determination and allocation of fair value is estimated to be completed prior to the first anniversary of the acquisition. The determination of fair value will be made by management as they deem appropriate based upon various means.

6.     Line of credit and Warrant Liability:

        Line of Credit:

The Company entered into a financing agreement with Agility Capital, LLC (“Agility”) in November 2005. The initial agreement with Agility was for a $750,000 revolving line of credit with borrowings based on a formula applied to accounts receivable and inventory, with interest at a floor of 12%. The original agreement has been subsequently amended, with the current Fifth Amendment dated April 25, 2008, among other changes, revising the maturity to November 30, 2008. The loan is collateralized by all tangible and intangible assets of the Company, excluding certain defined intangible rights.

In conjunction with the April 2006 line of credit First Amendment, additional terms were agreed to whereby if by the second anniversary (currently November 30, 2010) of the current maturity date (November 30, 2008) of the Agility financing agreement, an acquisition has not occurred worth $8,000,000 or the Company has not completed an initial public offering, Agility shall have the right to require the Company to purchase the series B convertible preferred stock warrants for $400,000 cash. Based upon the September 19, 2008 Merger the Company is currently evaluating the provisions of the Agility agreements to determine if the obligations under this requirement have been fulfilled.

As of September 30, 2008 and December 31, 2007, respectively, $500,000 was outstanding under the non-revolving line of credit. The Company is currently in discussion with the Agility concerning possible renewal or extensions of the balance. During the nine months ended September 30, 2008 and 2007, the Company had amortization of cash and non-cash debt issuance costs of $37,000 and $48,000, respectively.

        Warrant Liability:

In connection with the original Agility agreement and subsequent amendments, the Company has issued warrants to purchase an aggregate 479,050 shares of the Company’s common stock. These warrants are exercisable 90,256 at an average of $0.20 per share and 388,794 at $2.13 per share (prior to the merger and the reverse split consisting of: 1,400,000 shares of series B convertible preferred stock with an exercise price of $.592 per share and 325,000 shares of Old-PepperBall common stock with an average exercise price of $0.06 per share). Included with these totals are warrants to acquire 48,599 common shares exercisable at $0.22 per common share that were issued on connection with the April 2008 amendment to the Agility agreement. All of the warrants have ten year terms, are subject to a registration rights agreement and provide for an exercise price of $.036 per share in the event the Company is in default with provisions of the financing agreement. The Company has not defaulted at any time under the terms of the agreement. None of the warrants granted to Agility had been exercised through September 30, 2008.

In accordance with the provisions of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants in each case are classified as a liability based on certain underlying conditions that are outside of the Company’s control. The warrant liability is and will be remeasured at each balance sheet date until such time as the conditions requiring treatment as a liability are resolved, with the change in value of the warrants recorded as an adjustment to interest and financing cost in the statement of operations. In addition, due to the magnitude of changes in terms in certain of the amendments, certain amendments resulted in the debts being treated as an extinguishment as opposed to a modification as per the requirements of EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

The Company estimated the fair value of the warrants by using the Black-Scholes option pricing model with the following weighted average assumptions for the periods ended September 30, 2008 and December 31, 2007:

	2008	2007
Expected term	8 – 10 years	10 years
Volatility	60% to 70%	60% to 65%
Risk-free interest rate	3.0% to 4.4%	4.4%
Dividend yield	0%	0%

As required by SFAS 157, the fair value of the warrant liability is remeasured as of each period end using significant unobservable inputs (Level 3) and the change in the amount of the liability is summarized as follows:

	Period ended September 30, 2008 (Unaudited)	Period ended December 31, 2007

Balance at beginning of period	$448,000	$379,000
Value assigned to issuance of additional warrants	7,000	77,000
Change in period for value of warrant liability
included in earnings	(13,000)	(8,000)

Balance at end of period	$442,000	$448,000

7.         Notes payable and long-term obligations:

        Notes payable:

        As of the closing of the Merger, the Company had issued unsecured notes totaling a face amount of $2,254,000 with $398,000 having been issued in 2007 and $200,000 issued in 2008. Approximately 76% of the notes are payable to related parties. When the note agreements were entered into, warrants to purchase 2,504,000 common shares exercisable at an average of $0.11 per share (prior to the merger and the reverse split consisting of 9,018,000 common shares exercisable at an average of $0.03 per share) were issued to the holders, with the five year warrants being assigned an original value of $183,000, which was amortized as additional interest expense over the life of the associated loans. Included with the above amounts are warrants issued in 2007 to purchase 333,000 common shares exercisable at $0.22 with a computed value of $40,000 and in 2008 warrants were issued to purchase 192,000 common shares exercisable at $0.18 with a computed value of $18,000. Interest on these notes outstanding prior to the Merger, for a total of $1,856,000 bore interest at 10% and the balance were at prime plus 4%. Based upon their original terms, as of December 31, 2007 the $2,011,000 outstanding on the notes was classified as a current liability.

Upon closing of the Merger, these notes, with the agreement of the holders, were exchanged for unsecured Convertible Promissory Notes bearing interest at 10% and maturing fifteen months after closing of the Merger or in December 2009. Interest on the Convertible Promissory Notes accrues and is payable at maturity. At the option of the holders, subject to terms as defined in the loan agreements, amounts outstanding, including accrued interest on the Convertible Promissory Notes may be converted into common shares of the Company based upon the average six month’s market price of the common shares prior to the conversion. Based upon their maturity date, as of September 30, 2008 the Convertible Promissory Notes are classified as a long-term liability, including $1,708,000 payable to related parties.

        Minimum royalty obligation:

In connection with the Merger, certain net assets acquired were subject to a Royalty Agreement which obligation is secured by a first priority lien on the assets that had been previously acquired by a subsidiary of the Company. Pursuant to the terms of the Royalty Agreement, the subsidiary that originally made the acquisition will make a quarterly royalty payment to the selling party for all live round and inert round spherical projectiles produced by the subsidiary during the term of the Royalty Agreement with such payments subject to annual minimum amounts. The annual minimum royalty payments may be prepaid by the Subsidiary at any time without premium or penalty. The Royalty Agreement requires minimum gross payments of $157,000 in the twelve months ending July 2009 and $210,000 annually in each of the twelve monthly periods ending July 2010 through 2013. When originally entered into, the minimum future royalty payment obligation was discounted at the estimated effective borrowing rate (9%), resulting in an original recorded obligation of $803,000. As of September 30, 2008, the remaining obligation totaled $719,000 of which $157,000 is included on the financial statements as a current liability.

        Other long-term obligations:

Other long-term obligations consisted of the following as of September 30, 2008:

	Total balance	Current	Long-term

Warrant accrual (a)	$442,000	$—	$442,000
Lease obligations (b)	293,000	65,000	228,000
Other installment obligation	9,000	2,000	7,000

Totals	$744,000	$67,000	$677,000

(a)	The terms of the warrant accrual are as disclosed in Note 6.
(b)	The lease obligations include a $287,000 accrual for the estimated net present value of a lease obligation of SWAT for space that has been subleased to an unrelated tenant over the future term of the lease for less than the remaining obligation under the original lease. The current portion of this obligation is included with accrued expenses on the accompanying financial statements.

8.     Stockholders’ equity:

        Basis of presentation:

As discussed above, effective September 19, 2008, the Company completed the Merger with the company formerly known as Security With Advanced Technology, Inc. While the Merger was accounted for as a reverse acquisition of SWAT by Old-PepperBall, the legal structure of the Merger resulted in SWAT (whose name was subsequently changed to PepperBall Technologies, Inc.) issuing 8,609,900 post reverse split shares of its no par common shares post split shares for all of the Old-PepperBall $0.001 par value common shares outstanding as well as the Old-PepperBall Series A and Series B Preferred Shares outstanding. The final exchange ratio after giving effect to the September 29, 2008, one for two reverse split of the Company’s common stock was that for each Old-PepperBall common or preferred share outstanding, 0.27771 shares of the Company’s common stock was issued. The legal capital structure of the Company following the Merger is based upon the historical legal common and preferred rights of the former SWAT, adjusted for the affects of the Merger and the reverse split.

        Old-PepperBall equity transactions:

During the period from January 1, 2008 to September 19, 2008, the date the Merger closed, the following transactions occurred relative to the outstanding equity rights of Old-PepperBall:

	Preferred Series A	Preferred Series A	Common Stock

Balances, at December 31, 2007	1,884,581	11,885,325	13,978,491

Exercises of stock options	—	—	972,173
Exercises of stock purchase warrants	—	—	2,282,332

Balances, at Merger closing	1,884,581	11,885,323	17,232,996

        At closing of the Merger, the above total rights were exchanged for 8,609,900 of the Company’s (SWAT’s) no par value post reverse split common stock.

        Preferred stock:

The Company’s Articles of Incorporation, as amended have authorized 5,000,000 shares of no par value preferred stock, with rights and terms to be designated by the Board of Directors. The Company’s Board of Directors has designated 4,175,000 shares of Series A preferred stock (the “Series A Preferred Stock”) for issuance upon conversion of the promissory notes issued in the October 2006, March 2007 and April 2007 private placements and the September 2007 warrant conversion. The Series A Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into one share of the Company’s common stock for each two shares (post reverse split basis) of Series A Preferred Stock owned.

The Company’s Board of Directors has designated 825,000 shares of Series B preferred stock (the “Series B Preferred Stock”) for issuance upon the December 2007 warrant conversion. The Series B Preferred Stock is non-voting, pays no dividends, contains no liquidation preference and is convertible into five (post reverse split basis) shares of the Company’s common stock for each share of Series B Preferred Stock owned.

As of September 30, 2008 there were a total of 2,528,266 shares of Series A Preferred Stock outstanding that are convertible into 1,264,133 shares of Common Stock at the option of the holders and a total of 747,813 Series B Preferred Stock outstanding that can be converted into 3,739,065 shares of Common Stock at the option of the holders.

Subsequent to September 30, 2008, the holders of a total of 350,000 shares of Series A Preferred Stock and the holders of 107,999 shares of Series B Preferred Stock elected to convert such shares into a total of 714,996 shares of the company’s Common Stock as provided for under the terms of the Series A and B Preferred Stock. As a result of this conversion a total of $3,529,992 was reclassified from Preferred Stock to Common Stock in the subsequent period.

        Common stock transactions:

At the September 17, 2008 Annual Meeting of Shareholders, the shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized common shares to 50,000,000 from 30,000,000. The shareholders also authorized a 1-for-2 reverse split of the Company’s common stock that the Board of Directors implemented as of September 29, 2008. All common share and per share amounts have been retroactively revised to reflect the effect of this reverse split.

        Common shares reserved for future issuance:

The following shares of common stock, as adjusted for the Merger and the 1-for-2 reverse split as of September 2008, are reserved for future issuance at September 30, 2008:

Conversion of Series A Preferred Stock	1,264,133
Conversion of Series B Preferred Stock	3,739,065
Stock options issued and outstanding under all plans	1,272,568
Authorized for future option grants under all plans	1,492,585
Warrants issued and outstanding (PepperBall)	479,000
Warrants issued and outstanding (Prior SWAT)	2,000,007

10,247,358

        Stock Options —PepperBall

In October 2000, the Company adopted the 2000 Stock Option Plan (the “Plan”). Under the Plan, as amended the Company may grant options to purchase up to 1,716,912 shares (6,182,390 pre-merger and pre-split shares) of the Company’s common stock. Options for common stock may be incentive stock options or non-statutory stock options. A committee designated by the Board of Directors may fix the terms and vesting of all options; however, in no event will the contractual term exceed 10 years. Generally, options vest 25% one year from the grant date and 1/48 per month thereafter until the options are fully vested. The Plan allows for employees to early exercise unvested stock options.

All options exercised are subject to repurchase by the Company. Unvested exercised options are subject to repurchase within 60 days of an employee’s termination at the original purchase price, at the Company’s discretion. Vested exercised options are subject to repurchase within 90 days of an employee’s termination at the fair value of the stock on the date of repurchase, at the Company’s discretion. During the quarters ended September 30, 2008 and 2007, the Company did not repurchase any unvested exercised options.

In December 2000, the Company adopted the 2000 Nonqualified Stock Option Plan (the “Nonqualified Plan”). Under the Nonqualified Plan, the Company may grant non-statutory options to purchase up to 48,241 shares (173,710 pre-merger and pre-split shares) of the Company’s common stock. Stock options issued under the Nonqualified Plan have similar terms to those granted under the 2000 Stock Option Plan.

A summary of stock option activity, as adjusted for the Merger and the 1-for-2 reverse split as of September 2008, is summarized as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	633,337	$0.40
Granted	373,426	0.71
Exercised	(269,982)	0.15
Forfeited	(108,546)	0.67

Outstanding at September 30, 2008	628,235	$0.67	7.2	$354,000

Exercisable at September 30, 2008	325,167	$0.55	6.2	$219,000

The weighted average fair value of options granted during the periods ended September 30, 2008 and 2007 was $0.43 per share and $0.06, respectively. Options outstanding are exercisable at prices ranging from $0.07 to $1.33. At September 30, 2008, 325,167 options to purchase shares of common stock are vested. Stock-based compensation expense totaled $4,000, $2,000, $6,000 and $2,000 for the three and nine month periods ended September 30, 2008 and 2007, respectively.

        Stock Options — SWAT

The Company’s 2004 Stock Incentive Plan (“2004-Plan”) has been approved by the Company’s shareholders and was existing with options outstanding as of the September 2008 Merger. Under the 2004-Plan, as amended the Company may grant options for up to 1,000,000 shares (2,000,000 pre-split shares) of the Company’s common stock. Stock options granted under the 2004-Plan generally vest over three to four years from the date of grant as specified in the 2004-Plan or as determined by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. As provided under the terms of the 2004-Plan, as of the date of the Merger the then outstanding options were 100% vested. As of September 30, 2008, as adjusted for the 1-for-2 reverse split as of September 2008 there were options to purchase up to 644,333 shares of common stock outstanding that had been granted to the Company’s employees and directors. The options are exercisable at an average exercise price of $6.35, with a remaining life of 7.3 years and as of September 30, 2008, the options had zero intrinsic value.

9.     Related party transactions:

The Company sold $299,000 and $681,000 of products to an international distribution company owned by a part-time employee during the nine month period ended September 30, 2008 and 2007, respectively. Accounts receivable from this Company totaled approximately $22,000 and $0 at September 30, 2008 and December 31, 2007, respectively.

The Company paid $0 and $9,000 for temporary personnel services to a company owned by a former employee during the nine month period ended September 30, 2008 and 2007, respectively.

10.     Industry Segments:

As a result of the SWAT – Pepperball Merger that was completed as of September 2008, the Company now operates in business segments that are divided into two distinct business reporting units. The first business unit, called “PepperBall”, develops, manufactures and markets non-lethal compliance technology products utilizing the Company’s PepperBall® technology. The PepperBall product line features compressed air launchers and inert, training and oleoresin capsicum powder projectiles that can be used by police officers, correction officers, private security guards, and the military and is currently being expanded to include consumer products. The second business unit operates within the “Technology Division” and includes the operations of Vizer, which specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance and intrusion detection and also includes the operations of ShiftWatch™ which is a product line of mobile digital video surveillance solutions for public transportation. The PepperBall segment is based out of the Company’s offices in San Diego, California, which also serves as the Company’s headquarters and the Technology segment is based out of the Company’s offices in Westminster, Colorado. The Company determines its segment results consistent with its management reporting and consolidated accounting policies. No industry segment information is reported prior to the September 2008 Merger, as prior to the Merger the Company operated in one business; the PepperBall unit. As of September 30, 2008, the assets associated with the PepperBall segment totaled, $4,347,000, the Technology segment totaled, $1,302,000 and the balance related to corporate operations.

11.   Commitments and contingencies:

        Commitments

The Company leases certain office space and equipment under non-cancelable operating lease agreements expiring on various dates through April 2013. The office space leases contain escalation clauses and require the Company to pay its share of any increases in operating expenses. The Company has subleased a facility that it was no longer using to an unrelated party. The sub-lessee is a development enterprise and has raised significant equity capital, but has indicated that to complete its business plan it expects it will need to raise additional capital in the future and the inability of it to raise needed capital could impact its ability to make future lease payments. The sublease term coincides with the original lease.

Future minimum lease payments under all non-cancelable operating lease arrangements are as follows:

Year ending December 31,	Lease Commitment	Sub-leases	Net

2008 (Partial)	$120,000	$—	$120,000
2009	358,000	(174,000)	184,000
2010	212,000	(186,000)	26,000
2011	214,000	(192,000)	22,000
2012	216,000	(214,000)	2,000
2013	73,000	(67,000)	6,000

Totals	$1,193,000	$(833,000)	$360,000

Rent expense for the periods ended September 30, 2008 and 2007 was $99,000 and $96,000, respectively.

      Contingencies

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

On September 26, 2008, five purported shareholders filed a lawsuit in California Superior Court for Los Angeles County against PepperBall Technologies, Inc. (f/k/a Security With Advanced Technology, Inc.) (the “Company”) and two of its officers and/or directors.  The complaint alleged claims for fraud, negligent misrepresentation and breach of fiduciary duty arising from alleged misstatements made about the Company’s products and future prospects.  Plaintiffs seek compensatory damages not less than $4.4 million, punitive damages, and attorneys’ fees and costs of suit.  Plaintiffs filed a First Amended Complaint on October 10, 2008, which added Newbridge Securities Corp. and Bathgate Capital Partners LLC as co-defendants, and added a cause of action under California Corporations Code Sections 25400 et seq. and 25500 et seq. against all defendants.  Pursuant to the parties’ stipulation, Defendants’ responses to the First Amended Complaint are due on December 5, 2008.  The Company believes that plaintiffs’ allegations lack merit and intends to vigorously defend against them.  At this time, it is not possible to assess whether the outcome of these proceedings will or will not have a material adverse effect on the Company.

12.    Concentration of credit risk:

         Cash and Cash Equivalents

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents on deposit with banks that at times may exceed federally insured limits. To date the Company has not experienced any losses on such accounts.

      Customers

The Company sold a significant amount of products to one un-related customer during the nine months ended September 30, 2008 and 2007, accounting for approximately 26% and 17%, of total sales, respectively. Accounts receivable from this customer were approximately $430,000 and $214,000, at September 30, 2008 and December 31, 2007, respectively.

      Vendors

The Company purchased a significant amount of products from four un-related vendors during the nine months ended September 30, 2008 and 2007, accounting for approximately 78% and 81%, of total inventory purchases, respectively. Accounts payable due to these vendors were approximately $85,000 and $1,000 at September 30, 2008 and December 31, 2007, respectively.

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

Overview

PepperBall Technologies, Inc. (“PBAL”, the “Company”, “we” or “us”) develops, manufactures and markets non-lethal compliance technology products utilizing the Company’s PepperBall® technology. The PepperBall product line features compressed air launchers and inert, training and oleoresin capsicum powder projectiles that can be used by police officers, correction officers, private security guards, and the military and is currently being expanded to include consumer products. Our wholly owned subsidiary, Vizer specializes in product design, system design, engineering, installation, and integration of facility security systems including access control, video surveillance and intrusion detection. PepperBall is based out of the Company’s offices in San Diego, California, which also serves as the Company’s headquarters and Vizer is based out of the Company’s offices in Westminster, Colorado.

Based upon the terms of the Merger as described below, including among other factors, that as of closing, the then former stockholders of Old-PepperBall owned approximately 70% of the total voting common shares of the combined entity, the acquisition has been accounted for as an acquisition of SWAT by Old-PepperBall. The acquisition was structured and agreed to as a 50 /50 merger however since a number of the existing SWAT shareholders held their rights as preferred shares that were not converted as of closing, the Old-PepperBall shareholders, when their common share rights were issued at closing, held the higher percentage of voting rights. Accordingly, for all historical periods presented, the financial results and historical financial statements of Old-PepperBall are reported and the results of operations of SWAT are included from the September 19, 2008, date of acquisition forward.

Additionally, the change in the Company’s name to PepperBall Technologies, Inc., and the one-for-two reverse stock split of the Company’s outstanding common stock has been retroactively reported for all periods presented.

On May 27, 2008, Security With Advanced Technology, Inc. (“SWAT” or the “Company”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with PepperBall Technologies, Inc., a Delaware corporation (“Old-PepperBall”), and PTI Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub agreed to merge with and into Old-PepperBall with Old-PepperBall as the surviving corporation (the “Merger”). On September 17, 2008, the shareholders of each of the Company and Old-PepperBall approved the Merger and the Merger closed on September 19, 2008. The Merger qualified as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Pursuant to the Merger Agreement, the shareholders of Old-PepperBall have been issued an aggregate of 8,609,900 shares (17,219,799 pre-split shares) of the Company common stock, no par value per share, representing 50% of the outstanding capital stock of the Company. Accordingly, the Company’s shareholders own the remaining 50% of the outstanding capital stock of the Company. The Company assumed all of Old-PepperBall’s outstanding stock options and warrants, whether vested or unvested, and the assumed options and warrants shall continue to have and be subject to the same terms and conditions governing such options or warrants, except that such options or warrants will be exercisable for shares of the Company’s common stock on the same basis established for the exchange of Old-PepperBall’s outstanding common stock for shares of the Company’s common stock as described in the Merger Agreement. The Company has included the shares of its common stock issuable upon exercise of the assumed Old-PepperBall options in a registration statement on Form S-8 filed with the SEC.

At the closing of the Merger, the Company also issued seven convertible promissory notes with an aggregate principal amount of $2,254,304 to former holders of promissory notes issued by Old-PepperBall (the “Replacement Notes”). The Replacement Notes are unsecured, bear interest (accruing to maturity) at the rate of 10% per annum and mature 15 months from the closing date of the Merger. At the note holder’s option (and subject to certain limitations), the principal amount and all accrued interest under the Replacement Notes may be converted at any time into shares of the Company’s common stock at a rate based upon the average closing price of the Company’s common stock for the six-month period ended on the trading day immediately prior to the date the holder of the Replacement Note requests conversion. In addition, upon the closing of the Merger, the outstanding loans from the Company to Old-PepperBall in the total principal amount of $645 have been cancelled and will not be repaid by PepperBall.

Results of Operations

In the Company’s Annual Report for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of approximately $869,000 and $1,209,000, respectively, for the nine months ended September 30, 2008.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008. While we expect the recent consumer non-lethal product introductions will help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales and will require increases in sales and marketing expenses. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2008 and 2009 including the following:

1.	Aggressively pursuing additional fund raising activities in 2008 and 2009;
2.	Continuing to advance sales and marketing efforts for the Company's products, particularly the recently completed consumer products, to begin achieving additional sales of such products in 2008 and 2009, thereby generating cash flow from such sales;
3.	Attempting to work with the company's senior lenders to renew and / or extend scheduled payments under such loans;
4.	Contingent upon the Company's ability to locate prospective buyers or partners, attempting to develop alternative revenue sources from licensing or partnering opportunities for the ShiftWatch TVS product line; and
5.	Continuing to monitor cost control initiatives to conserve cash.

Comparison of the Three Months ended September 30, 2008 to 2007

        Net sales for the three months ended September 30, 2008 totaled $1,010,000 which is a $203,000 or 25% increase as compared to the 2007 period. The increase in revenue is due principally to an increase in domestic institutional customer orders of $330,000 partially offset by a decrease in international distributor orders of $127,000.

Cost of sales for the three months ended September 30, 2008 totaled $438,000, which is a $46,000 or 12% increase as compared to the 2007 period. The change in cost of sales primarily resulted from increased projectile revenues in the period resulting in a $100,000 rise in projectile costs, production related costs of $5,000, and increased accessory revenues in the period resulting in a $22,000 rise in accessory costs. In addition, tooling depreciation increased by $6,000. The increase is partially offset by a decrease in launcher revenues in the period resulting in an $88,000 decrease in launcher costs. Gross profit as a percentage of net sales was 57% and 51% in the three months ended September 30, 2008 and 2007, respectively. The change is primarily due to changes in product mix, which can vary period to period, based upon customers’ orders.

General and administrative expenses in the three months ended September 30, 2008, totaled $352,000, which is a $91,000 or 21% decrease as compared to the 2007 period. The decrease in general and administrative costs is due principally to reductions in legal costs of $182,000 and depreciation expense of $20,000 offset by an increase in personnel expenses of $61,000 and audit fees of $46,000.

Sales and marketing expenses in the three months ended September 30, 2008 totaled $242,000, which is an $84,000 or 53% increase as compared to the 2007 period. The increase in sales and marketing costs is due principally to an increase in personnel costs of $85,000 and new product test and evaluation expense of $5,000 partially offset by a decrease in trade show related expenses of $8,000.

Research and development expenses in the three months ended September 30, 2008 totaled $99,000, which is a $14,000 or 12% decrease as compared to the 2007 period. The decrease is due principally to decreased patent related legal costs of $22,000 and $5,000 in test materials partially offset by increased personnel costs of $13,000.

Interest expense for the three months ended September 30, 2008, totaled $145,000, which is a $59,000 increase as compared to the 2007 period. The increase was primarily attributable to the increased notes payable balances combined with the amortization of debt discounts in 2008.

Comparison of the Nine Months ended September 30, 2008 to 2007

Net sales for the nine months ended September 30, 2008 totaled $2,474,000 which is a $66,000 or 3% increase as compared to the 2007 period. The increase in revenue is due principally to an increase in domestic institutional customer orders of $436,000 partially offset by a decrease in international distributor orders of $370,000.

Cost of sales for the nine months ended September 30, 2008 totaled $1,156,000, which is a $50,000 or 5% increase as compared to the 2007 period. The change in cost of sales primarily resulted from increased projectile revenues in the period resulting in an $110,000 rise in projectile costs, production related costs of $30,000, and increased accessory revenues in the period resulting in a $48,000 rise in accessory costs. In addition, product obsolescence reserves and inventory write-downs increased by $43,000, personnel costs increased by $13,000, and tooling depreciation expense increased by $16,000. The increase was partially offset by decreased launcher revenues in the period resulting in a corresponding $210,000 decrease in launcher costs. Gross profit as a percentage of net sales was 53% and 54% in the nine months ended September 30, 2008 and 2007, respectively. The change is primarily due to changes in product mix, which can vary period to period, based upon customers’ orders.

General and administrative expenses in the nine months ended September 30, 2008, totaled $841,000, which is a $223,000 or 21% decrease as compared to the 2007 period. The decrease in general and administrative costs is due principally to reductions in legal costs of $226,000 and depreciation expense of $58,000 offset by an increase in audit fees of $64,000.

Sales and marketing expenses in the nine months ended September 30, 2008 totaled $661,000, which is a $203,000 or 44% increase as compared to the 2007 period. The increase in sales and marketing costs is due principally to an increase in personnel costs of $188,000, new product test and evaluation expense of $18,000, and travel expenses of $13,000 offset by a $10,000 decrease in trade show expenses.

Research and development expenses in the nine months ended September 30, 2008 totaled $328,000, which is a $1,000 increase as compared to the 2007 period. The increase is due principally to increased personnel costs of $28,000 offset by a decrease in patent related legal costs of $9,000, and an $18,000 decrease in test materials.

Interest expense for the nine months ended September 30, 2008, totaled $362,000, which is an $85,000 increase as compared to the 2007 period. The increase was primarily attributable to the increased notes payable balances combined with the amortization of debt discounts in 2008.

No income tax benefit was recorded on the loss for the nine months ended September 30, 2008, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

Effective September 19, 2008, the Company completed the Merger with the company formerly known as Security With Advanced Technology, Inc. Since the Merger is accounted for as a reverse acquisition of SWAT by the PepperBall Technologies, the purchase price calculation and allocation of the purchase price is based upon the “deemed” equity rights issued for SWAT and its subsidiaries, which in fact represent the SWAT common shares and share rights outstanding just prior to the Merger. The computed purchase price is then allocated to the fair value of the SWAT assets and liabilities. The SWAT assets acquired include Security With Advanced Technology, Inc., and its wholly owned subsidiaries, Vizer Group, Inc. (“Vizer”) and Vizer’s wholly-owned subsidiary, Veritas Tactical, Inc., (“Veritas”).

For the nine months ended September 30, 2008 PepperBall had a net loss of $869,000, including non-cash expenses of $192,000 relating to $43,000 for depreciation and amortization, $152,000 for amortization of debt discounts, and $17,000 for increases in allowance for inventory obsolescence. PepperBall is currently working to increase sales of its new less lethal products that have recently entered production.

At September 30, 2008, PepperBall had cash totaling $1,062,000 and working capital also totaled $1,062,000. The Company has a non-revolving line of credit totaling $500,000 which matures on November 30, 2008. The Company is currently in discussion with the holder of this debt concerning possible renewal or extensions of the balance. As a result of the Merger that closed in September 2008, the notes payable totaling approximately $2,307,000, have been replaced with Convertible Promissory Notes now due in December 2009. Prior to their maturity these notes may be converted into common stock at the option of their holders.

To support its sales and marketing plan, including working capital needs, and to fund its obligations and operating losses until such time as possible sales generate positive cash flow, the Company anticipates the need to raise additional capital. This is planned to be accomplished through the incursion of debt and / or sale of additional equity in the near future.

Capital expenditures, primarily for tooling, development and testing equipment, office equipment and facility improvement costs for the fiscal year ending December 31, 2008 are currently anticipated to be less than $50,000.

Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the investment parameters of the short term investments, the recoverability of receivables and inventories, the fair value of assets, and the Company’s liquidity. To date, there has not been a material impact on the Company’s assets and liquidity as a result of the economy. Management will continue to monitor the risks associated with the current environment and their impact on the Company’s results. These market conditions may have a negative impact on the Company’s ability to raise additional capital in the near term.

Operating Activities

Net cash consumed by operating activities was $1,209,000 during the nine months ended September 30, 2008. Cash was consumed by the loss of $869,000, less non-cash expenses of $192,000 primarily consisting of $152,000 for amortization of debt discounts, $43,000 for depreciation and amortization, and a $17,000 increase in product obsolescence reserves. Increases in inventories totaled $430,000 during the period primarily due to a build-up in projectile inventories. Accounts receivables increased by $205,000 during the period reflecting a higher level of sales in the period ending September 30, 2008 as compared to the period ending December 31, 2007. Accounts payable and accrued expenses increased by $315,000 reflecting the associated inventory build-up provided cash.

Net cash consumed by operating activities was $460,000 during the nine months ended September 30, 2007. Cash was consumed by the loss of $874,000, less non-cash expenses of $245,000 primarily consisting of $135,000 for depreciation and amortization and a $108,000 for amortization of debt discounts. Accounts receivables decreased by $36,000 during the period reflecting a higher level of sales in the quarter ended December 31, 2006 as compared to the quarter ended September 30, 2007. Deposits increased by $16,000 primarily due to progress payments made on launcher tooling. A net increase of $143,000 in deferred rent, accounts payable and accruals during the period provided cash.

Investing Activities

Net cash inflows from investing activities generated $1,649,000 during the nine months ended September 30, 2008. The inflow was primarily attributable to the cash received in the Merger net of purchases of equipment.

Net cash outflows from investing activities consumed $46,000 during the nine months ended September 30, 2007. The outflow was primarily attributable to purchase of equipment.

Financing Activities

Net cash inflows from financing activities generated $356,000 during the nine months ended September 30, 2008, primarily from $200,000 in proceeds received from the issuance of notes payable and $163,000 from the exercise of warrants and stock options.

Net cash inflows from financing activities generated $114,000 during the nine months ended September 30, 2007, primarily from $259,000 in proceeds received from the issuance of notes payable, $13,000 from the exercise of warrants, and $6,000 from the exercise of stock options partially offset by $164,000 of repayments on the line of credit.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the “Evaluation Date”). Based on that review and evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and that no changes are required at this time, except as described below.

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

We have also identified conditions as of September 30, 2008 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We believe that the September 2008 Merger will alleviate or help mitigate these deficiencies. Also our budgetary constraints may have an impact on our ability to remedy this.

We do not believe that these deficiencies constitute material weaknesses because of the use of temporary controllers, the review by our Chief Executive Officer of accounting information and reconciliations, and the use of outside consultants.

We are also in the process of taking additional corrective measures to further remedy the deficiencies in future periods.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the nine months ended September 30, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fiscal quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On September 26, 2008, five purported shareholders filed a lawsuit in California Superior Court for Los Angeles County against PepperBall Technologies, Inc. (f/k/a Security With Advanced Technology, Inc.) (the “Company”) and two of its officers and/or directors.  The complaint alleged claims for fraud, negligent misrepresentation and breach of fiduciary duty arising from alleged misstatements made about the Company’s products and future prospects.  Plaintiffs seek compensatory damages not less than $4.4 million, punitive damages, and attorneys’ fees and costs of suit. Plaintiffs filed a First Amended Complaint on October 10, 2008, which added Newbridge Securities Corp. and Bathgate Capital Partners LLC as co-defendants, and added a cause of action under California Corporations Code Sections 25400 et seq. and 25500 et seq. against all defendants.  Pursuant to the parties’stipulation, Defendants’ responses to the First Amended Complaint are due on December 5, 2008.  The Company believes that plaintiffs’ allegations lack merit and intends to vigorously defend against them.  At this time, it is not possible to assess whether the outcome of these proceedings will or will not have a material adverse effect on the Company.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

                On September 17, 2008, the Company held its 2008 Annual Meeting of Shareholders. At the meeting, the following directors were elected to serve until the next annual meeting or until their successors are elected and qualified:

Name	Shares FOR	WITHHOLD Authority To Vote

Gregory Pusey	4,647,377	482,747
Gail S. Schoettler	4,648,021	482,103
Thomas R. Marinelli	4,648,621	481,503
Robert J. Williams	4,648,721	481,403
David E. Welch	4,648,621	481,503

In addition, the shareholders approved the adoption of the Agreement and Plan of Merger and Reorganization, dated as of May 27, 2008, by and among PepperBall Technologies, Inc. (“PepperBall”), SWAT and PTI Acquisition Corp., a wholly-owned subsidiary of SWAT (“Merger Sub”), pursuant to which Merger Sub will merge with and into PepperBall with PepperBall as the surviving corporation. The approval of the adoption of the merger agreement will also constitute approval of the merger and the other transactions contemplated by the merger agreement, including the issuance of shares in the merger and the addition of the new directors.

Shares FOR	Shares AGAINST	ABSTAIN
3,555,472	5,062	3,192

The shareholders also approved the amendment to SWAT’s amended articles of incorporation to change SWAT’s name to PepperBall Technologies, Inc., provide that SWAT’s board may have up to ten members, increase SWAT’s authorized number of shares of common stock from 30,000,000 to 50,000,000.

Shares FOR	Shares AGAINST	ABSTAIN
5,100,964	27,915	1,245

The shareholders also authorized conversion of SWAT’s Series B preferred stock into shares of SWAT common stock.

Shares FOR	Shares AGAINST	ABSTAIN
3,501,909	27,354	34,463

The shareholders also approved a 1-for-2 reverse stock split of SWAT’s common stock.

Shares FOR	Shares AGAINST	ABSTAIN
4,917,658	211,221	1,245

Item 5.   Other Information

None

Item 6.   Exhibits

(a)     Exhibits.

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PepperBall Technologies, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 19, 2008		Jeffrey G. McGonegal, Chief Financial Officer